Form 10-K
period 2024-12-31
Health In Tech, Inc.
filed 2025-03-17
CIK 2019505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________to___________

Commission File Number: 001-42449

Health In Tech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-3545722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 S. Colorado Ave, Suite 1 Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

888-373-0333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	HIT	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was $0.00. The Registrant’s Class A common stock began trading on December 23, 2024.

As of March 17, 2025, there were 42,914,870 shares of Class A common stock outstanding and 11,700,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS AND DEFINITIONS

●	“Broker” or “insurance broker” is an intermediary who sells, solicits or negotiates insurance policies on behalf of a client for compensation. A broker typically acts on behalf of a client by negotiating with multiple insurers.

●	“Carrier” refers to an insurance company or insurer that provides stop loss insurance.

●	“Community rating” is a method in health insurance to set uniform premiums for a defined group based on the collective risk profile rather than individual risk factors.

●	“eDIYBS” refers to our Enhanced Do It Yourself Benefits System. Licensed brokers log in to this online platform to select vendors, networks, and stop loss insurance programs. The broker can design and sell the self-funded benefits plan to small employers.

●	“EE” refers to “enrolled employees” which are employees that have signed up and are covered under a company’s self-insured group health plan. Employees can usually enroll their dependents (spouses, children, and sometimes domestic partners) in the health plan which counts as a single EE for the purpose of this metric used in this Report.

●	“Medically underwritten” refers to the process of assessing the health status and medical history of applicants to determine their eligibility, premiums, and coverage terms. This process helps the insurer evaluate the risk associated with insuring an individual or group.

●	“MGU” refers to Managing General Underwriter and is an entity that performs underwriting and administrative functions on behalf of an insurance company. International Captive Exchange, LLC, a wholly-owned subsidiary of the Company (“ICE”) is an MGU. ICE is granted the authority by insurance carriers to underwrite policies, meaning ICE can assess risks, set premiums, and determine coverage terms within the guidelines provided by the carrier.

●	“PEPM” refers to per enrolled employee (EE) per month. The term is used in reference to our service fee structure, which is billed to business customers on a per EE per month (PEPM) basis.

●	“Self-funded benefits plan” or “self-insured group health plan” is an insurance plan in which the employer assumes the financial risk for providing health care benefits to its employees. In practical terms, self-insured employers pay for each out-of-pocket claim as they are incurred instead of paying a fixed premium to an insurance carrier, which is known as a fully-insured plan. Typically, a self-insured employer will set up a special trust fund to earmark money (corporate and employee contributions) to pay incurred claims.

●	“Small employers” refer to the small businesses with total employees ranging from 5 to 150 employees.

●	“Stop-loss insurance” (also known as excess insurance) is a product that provides protection for self-funded employers by serving as a reimbursement mechanism for catastrophic claims exceeding pre-determined levels.

●	“Third-party administrator (TPA)” is a company that manages claims and administrative tasks for an employer’s self-funded employee benefits plan. TPAs are often the primary point of contact for employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain funding for our operations, including funding necessary to enhance our current systems as well as the development of additional functionalities of our systems and to expand our service offerings;

●	the success, cost and timing of our system offering development activities;

●	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any drug candidates for which we obtain approval;

●	our ability to attract and retain key personnel;

●	our ability to hire and retain necessary qualified employees to expand our operations;

●	our ability to attract new customers to utilize our platforms;

●	our ability to develop new and enhance products and services to attract and retain customers, and to successfully monetize them;

●	the impact of competition in our industry and innovation by our competitors;

●	risks related to cybersecurity incidents or other network disruptions;

●	risks related to the use of third-party artificial intelligence;

●	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business, including with respect to the insurance services industry and data privacy requirements;

●	our ability to protect our intellectual property rights and maintain and build our brand;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;

●	the future trading prices of our Class A common stock; and

●	potential claims relating to our intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

Because some of these risks and uncertainties cannot be predicted or quantified and may be beyond our control, you should read this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry, our business and the markets for our products and services. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. Further, while we believe our internal research is reliable, such research has not been verified by any third party. You are cautioned not to give undue weight to any such information, projections and estimates.

PART I

Item 1. Business.

Our Mission

To change the non-transparent $4.5 trillion1 healthcare industry with innovation that removes friction and complexities with vertical integration, process simplification, automation, and digitalization.

Overview

Health in Tech (“HIT”) is an insurance technology platform company, which offers a marketplace that aims to improve processes in the healthcare industry through vertical integration, process simplification, and automation. By removing friction and complexities, we streamline the underwriting, sales and service process for insurance companies, licensed brokers, and TPAs.

Marketplace: We are a health insurance marketplace where insurance companies can list various stop-loss policy options for self-funded benefits plans. Licensed brokers registered on our platform can log in, upload certain required information, select policy plans, obtain a bindable quote and sell them to small businesses. Our technology enables us to medically underwrite insurance policies and usually produce bindable quotes within approximately two minutes, allowing us to deliver an integrated and seamless sales cycle.

Customizable Solutions: Beyond policy underwriting and sales, our marketplace offers customization of health benefits plans, vendors, claims, and network services. Brokers can select customized plans that suit their customers.

Accessibility and Savings: We make self-funded benefits plans and stop loss insurance accessible online for small businesses. We aim to deliver meaningful cost savings for low-risk, small employers with comparatively healthy employees through a digital medical underwriting process. We seek to deliver time savings for employers, brokers, TPAs, and carriers, by leveraging both external and internally developed technology.

HIT was founded on the belief that self-funded benefits plans and stop loss insurance should be simple and streamlined with significant transparency. With over 30 years of industry experience of our management team, we understand the complexities of the healthcare insurance market, and we know how to integrate the multifaceted aspects of the industry. Our solutions and technology platforms do exactly this through vertical integration, process simplification, automation, and digitalization.

Service Solutions

We offer a suite of service solutions designed to meet the diverse needs of our clients. Available for seamless integration or as standalone offerings, our services are delivered through the three wholly-owned subsidiaries operating on a single online marketplace: (i) Stone Mountain Risk, LLC (“SMR”), (ii) International Captive Exchange, LLC (“ICE”), and (iii) HI Card LLC which offers the HI (Health Intelligence) Card platform (“HI Card”). Collectively, these services embody the comprehensive value proposition of HIT. For the year ended December 31, 2024, the percentage of our total revenue attributed to each of SMR, ICE and HI Card was 50.5%, 34.1%, and 15.4%, respectively. Program services provided by SMR and underwriting and administrative activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Services provided by HI Card are optional add-on to our services, and it cannot be offered on a standalone basis. Any broker that utilized program services offered by SMR and ICE is not obligated to utilize the HI Card service.

1	The total healthcare spending in the U.S. in 2022. According to The Centers for Medicare & Medicaid Services — National Health Expenditure Data; Frost & Sullivan

SMR: SMR is a program manager specializing in customized self-funded benefits plans for small businesses. It designs health plans, selects networks, manages vendors, and sets up the benefits plan on the marketplace including benefits structures, coverage options, and provider networks. Licensed brokers can log in to the marketplace to select and sell self-funded benefits plans to small businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of the employers.

ICE: ICE is an MGU, which specializes in underwriting and providing administrative functions on behalf of stop loss carriers. ICE assists with underwriting activities through its sophisticated web-based SaaS quoting platform, eDIYBS (Enhance Do It Yourself Benefit System). This platform not only monitors and manages claims activities but also facilitates reinsurance reporting and monthly reinsurance filings. Collaborating with TPAs, ICE empowers small business groups to fund their own claims and lowers the risk pool of insured, mitigating the risk associated with high-dollar medical claims. ICE medically underwrites the employees. The aim of this strategic approach to self-funding is to achieve competitively lower rates for low-risk small employers with comparatively healthy employees, as compared with the community rating of many fully insured large carriers where premiums are the same for everyone in the community.

The eDIYBS quoting platform can be used to quote health insurance for small to medium sized employers. Currently we are focusing on small employers. By integrating AI-backed solutions using machine learning and a web-based Point of Sales (POS) system, eDIYBS drastically reduces friction and complexities in the underwriting process when compared to a manual underwriting process that involves the underwriter manually reviewing health applications completed by each employee seeking insurance. Our platform allows licensed brokers to upload specific data to eDIYBS to generate bindable quotes efficiently, reducing errors associated with human interaction and manual processes. In most cases, this streamlined approach reduces processing time to approximately two minutes, compared to the traditional manual quoting model that involves sending multiple documents to underwriters for manual review, which can take several days to generate bindable quotes based on feedback we have received from brokers who engaged us for our services and the Frost & Sullivan report. Approximately 80% of bindable quotes are provided solely using AI without further manual review. According to the Frost & Sullivan report, two of our competitors that provide the underwriting aspect of our services, require two weeks to produce a quote, and while another competitor can provide an initial quote within minutes, that quote is contingent upon receiving all health applications. In addition, these competitors only underwrite their own insurance products, and do not provide a platform that can underwrite a variety of stop loss insurance policies by different insurance companies for the small employers’ self-funded benefits plan. The data used in our eDIYBS platform is provided by various third party vendors that utilize machine learning tools, which are connected to our system by an application programming interface. We then feed the data to our internal risk scoring model to generate a risk score and to calculate premiums that are within insurance underwriting guidelines and carriers’ risk acceptance threshold. Our internal proprietary system consistently improves results through machine learning tools and data feeds from third party vendors, and this process is governed by our internal governance policy on utilizing AI technology.

HI Card: HI Card seeks to simplify healthcare management with a single standardized transaction and service platform, designed to streamline the management of medical records and claims through one platform using one login. All health-related information is aggregated through this single platform. The platform provides 24/7 access to its users, including patients, healthcare providers, brokers and TPAs, among others. By partnering with hospitals across the nation, HI Card has developed a community health plan aimed at significantly reducing corporate health insurance premiums through an automated platform thus reducing administrative costs of processes that are traditionally done manually, while simultaneously enhancing benefit offerings through self-funding mechanisms. Additionally, the platform facilitates secure, immediate access to crucial health data for healthcare providers, encompassing health insurance plan specifics, medical records, and personal identification details. Moreover, HI Card empowers members to effortlessly obtain vital health information, ranging from claims status and plan particulars to directories of in-network doctors, all tailored for both themselves and their dependents, and all using one login.

HI Card also provides clients with HIT’s HI Performance Network (“HPN”), a series of hospital facilities and providers that deliver Medicare-based reimbursement pricing. HI Performance Network (HPN) now provides direct Medicare contacts in 50 states with 1,306,625 providers, including 10,489 hospital locations as of December 31, 2024. In accordance with our internal practices and procedures, we evaluate our contracts with HPN providers on the basis of cost and to ensure they adhere to our standards. An assessment is done annually to determine which providers to keep in the HPN and therefore the number of HPN providers may fluctuate from year-to-year.

Although it is not part of HIT’s core business, we will strategically allocate our assets to maximize risk-adjusted returns to shareholders. Most recently, we provided a three-year promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally. Furthermore, certain small business customers elect for a discount on premiums payable to carriers. In exchange for such discount, carriers are entitled to collect and retain such small business customers’ claim fund balance amounts (such positive claim fund balance amounts, the “Deferred Administrative Surplus”). HIT as the platform company tracks and processes claims for carriers. Having all required information for collection on our platform, we signed an agreement to give us the sole collection rights. The purchase amount equal to 53% of collection amount. Given HIT in our role of providing services on a day-to-day basis for our customers, we negotiated such collection rights. We continue to evaluate business opportunities and may expand on these business opportunities based upon their success in the future.

Health in Tech — Power on Your Health Plan

We created HIT because traditional self-funding can be overly complicated for many participants, costing both time and money, especially for the small business community. According to the U.S. Small Business Association (SBA), in 2022, small businesses with 500 employees or fewer make up 99.9% of all U.S. businesses and 99.7% of firms with paid employees. However, small businesses are drastically underserved in their access to affordable, competitive health insurance. Compared to large businesses, small businesses face higher year-over-year premium increases and pay more on average for less coverage. According to Kaiser Family Foundation (KFF), in 2023, about 47% of small businesses, which they defined as businesses with 3-199 workers, did not offer health insurance, with cost being one of the largest barriers. Health insurance remains the most important benefit for small businesses to attract and retain talent when competing against larger corporations.

Self-funded benefits plans and stop loss insurance policies generally have lower administrative and operating costs, effective claim management, and can create large savings for businesses. Self-insured businesses can also keep unused claim fund dollars. However, self-funded benefits plans are usually only designed for large corporations due to program complexities. Many TPAs, brokers and managing general underwriters (MGUs) avoid selling stop loss insurance for self-funded benefits plans even when products are available, because the complicated manual sales process is not easy and may not reduce expenses.

We founded HIT to solve these problems and to provide small businesses with access to the high-quality, low-cost health care plans that are originally only available to large corporations. We seek to integrate all aspects of self-funded benefits plans and stop loss insurance for small businesses with 5-150 employees, and medium sized businesses with over 150 employees.

Leveraging AI-backed technology from our third-party service providers, our Enhanced Do It Yourself Benefit System (eDIYBS) is a rapid medical underwriting and broker quoting system. This technology simplifies and automates the manual quoting and plan development process, meaningfully reducing the complexity and time associated with these tasks. By removing friction and eliminating human factors, brokers can obtain a bindable proposal, a proposal containing all of the binding terms of coverage, that has 12 plans with four tier rates in about two minutes. We also developed the HI Performance Network (HPN), which delivers Medicare-based reimbursement pricing to a series of hospital facilities and providers. Our HPN now provides direct Medicare contacts in 50 states with 1,306,625 providers, including 10,489 hospital locations as of December 31, 2024.

Additionally, our web-based HI Card platform has a user-friendly interface designed to enable patients, TPAs, small and medium-sized enterprises (SMEs) to access all of their benefits in one place. HI Card’s secure, proprietary technology leverages existing systems to create a single, standardized transaction platform for providers, payers, and patients alike. With HI Card, each participant in the healthcare transaction has secure real-time access to the same vital patient information — from medical and drug histories to coverage eligibility and more.

As of December 31, 2024, we had clients in 41 states, with our services and platforms actively utilized by 417 brokers, 11 Third-Party Administrators (TPAs), and 212 additional third-party agencies. The self-funded benefits plans and stop loss insurance policies were sold to 890 business clients with 18,348 employees, and we managed to maintain profitability while experiencing growth with a year-over-year revenue increase of 2% from 2023 to 2024.

Roscommon Insurance Company (“Roscommon”) and Roscommon Captive Management LLC, the self-insurance carrier business previously owned by our Chief Executive Officer, Mr. Tim Johnson, was sold to an unrelated party at the end of May 2023. This move allows the CEO to dedicate his undivided attention to driving accelerated growth and continuing development within Health In Tech.

Challenges in the Healthcare Market for Small Businesses Drive Innovation

High healthcare costs and low value of health benefits for small businesses. Healthcare costs have consistently outpaced inflation in recent years, and healthcare spending typically grows faster than the economy. According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Data, U.S. health care spending grew 4.1% in 2022, reaching $4.5 trillion or $13,493 per person. As a share of the nation’s Gross Domestic Product (“GDP”), healthcare spending accounted for 17.3% in 2022.

Small businesses are underserved primarily due to a lack of insurance service solutions and lack of competition. Self-funded benefits plans and stop loss insurance services offered by our platform are medically underwritten through an automated process for a large majority of cases within the machine-learning algorithm. HIT aims to meaningfully reduce costs compared to fully funded insurance services through an automated platform for low risk and small employers with comparatively healthy employees, reducing processing times compared to a manual underwriting process that involves underwriters manually reviewing health applications completed by each employee. We seek to offer a high value proposition for businesses to manage down their healthcare costs.

Complicated insurance transaction procedures and manual processes are inefficient and costly. According to the Frost & Sullivan report, the traditional stop loss insurance for self-funded benefits plans program quoting process is manual and may take 12-14 days to complete a quote. Many TPAs, brokers and Managing General Underwriters (MGUs) avoid sales of self-funded benefits plans and stop loss insurance policies, to small businesses because they are often not scalable. HIT has developed eDIYBS, a fast and user-friendly AI-backed system, which usually takes about two minutes to produce bindable medical plan proposals, thereby shortening the sales cycle when compared to the manually produced insurance policies and benefit health plans.

Lack of transparency in the healthcare industry has an adverse impact in building trust and inability to manage costs. There are substantial difficulties for consumers to determine the true cost of services before seeking care, and they often are unable to effectively compare costs when seeking the most suitable treatment. HIT provides personalized and secured access to healthcare data through its HI Card platform, which is available 24/7 with maximal transparency. Medical care specialists can facilitate and assist businesses in determining cost effective solutions without compromising quality. Healthcare providers can view patients’ historical medical and the transactional information after obtaining the patient’s permission. This makes diagnoses easier and more accurate.

Massive and Growing Market Opportunities with Fragmented Players in Targeted Regions

According to the U.S. Bureau of Economic Analysis (the “BEA”), an estimated 45% of US GDP is tied to small businesses and over 61.7 million Americans are employed by small businesses, which contributed $11.5 trillion of GDP in 2022. An estimated $188.8 billion of annual medical insurance premium is generated by small businesses in 2023.

We currently offer tools to create and support self-funded benefits plans for small businesses. As of December 31, 2024, the total policies sold by third-party agents using our services approached $172 million with 18,348 small business employee participants.

As we continue to scale, we intend to expand our distribution to medium sized business employers with over 150 employees. Our platform is increasingly modular and able to address growing customers’ needs.

Our Strengths

Marketplace Innovator. Our AI-powered platforms using machine learning, eDIYBS and HI Card, aim to deliver efficiency, availability, and security features. Our eDIYBS platform empowers licensed brokers to sell stop loss insurance policy for self-funded benefits plans to small employers whose workforce typically ranges from 5 to 150 employees. HIT seeks to make a difference in the growing healthcare market with a distinctive business model that: (a) strives to democratize access to self-funded benefits plans and stop loss insurance policies for small business organizations, significantly broadening the client base; (b) leverages an AI machine learning technology to streamline and simplify the offering, underwriting, and closing processes for self-funded benefits plan and stop loss insurance programs; (c) enables TPAs and brokers to produce bindable proposals directly to business clients; (d) offers a mutually beneficial solution that assists business clients in reducing total medical expenses without sacrificing coverage quality; and (e) hopes to ensure a positive experience for both business clients and individual employees, in order to offer significant improvements in accessibility to comprehensive health networks in the future.

Our web-based HI Card platform has a user-friendly interface, including both web and mobile based features, and is currently under continuous beta testing for a select group of customers. The HI Card Platform is designed to enable patients, TPAs, and SMEs to access all of their benefits in one place.

●	24/7 transparency — patients can easily obtain their plan design and deductible accumulator information. Patients can also authorize medical information and share with doctors to save time.

●	Unlimited access to data — brokers are empowered to manage customer information to improve efficiency, enable small employers to better manage employee insurance information to save costs, assist patients, manage health care and medical data to make better decisions.

●	Reference-based pricing — lower costs for patients, streamlined claims processing for payers, faster payment turnaround for providers.

Growing Distribution Channels

As of December 31, 2024, we had 417 brokers, 11 Third-Party Administrators (TPAs), and 212 additional third-party agencies in 41 states registered on our platforms and selling our services. We coordinate all aspects of programs and seek to provide our small business customers with suitable and affordable insurance policies in the market. We plan to leverage our online quoting tools and HI Card to add strategic partnerships with large insurance brokerage firms to the platform and continue to strengthen our distribution channels.

We are a health insurance marketplace where insurance companies can list various stop-loss policy options for self-funded benefits plan. Our customers are small employers, which we also refer to as small businesses or groups, having employees from 5 to 1,000 that need health insurance plans. As a marketplace and platform company, we have contractual relationships with TPAs, carriers and small employers. Our fees are earned from small employers and carriers upon a broker or TPA successfully selling a stop loss policy for self-funded benefits plans.

Our proprietary technology enables us to medically underwrite insurance policies for carriers. We also offer customization of health benefits plans, vendors, claims, and network services. When licensed brokers log in to our platform, they upload a census, select policy, design plans, obtain a bindable quote and sell them to small businesses. These offered services are interdependent, and cannot function effectively without being combined. Services provided by HI Card are optional add-on to our services, and it cannot be offered on a standalone basis. Brokers are not obligated to utilize our HI Card service. Customers use the HI Performance Network offering by HI Card, which is a series of hospital facilities and providers that deliver Medicare-based reimbursement pricing. The HI Performance Network now provides direct Medicare contacts in 50 states with 1,306,625 providers, including 10,489 hospital locations as of December 31, 2024. Except HI Card, which are optional add-on to our services, and cannot function on a standalone basis, customers using any of our platforms have access to other platforms. Customers can also choose other networks, if they prefer to use a preferred provider organization (PPO). We seek to obtain our customers by consistently improving our platforms and services, and by providing convenience, speed and cost efficiency.

Our Contractual Relationships

SMR and HI Card contract with TPAs, which are contracted and authorized by the small business employers to enter into services contracts with SMR and HI Card on behalf of the small business employers. We do not directly interact with our small employer customers, and primarily rely on TPAs and brokers, to set up the health benefits plan programs based on requirements and preferences of the small business employer. We are not a TPA. SMR and HI Card are not providing services to the TPAs, but instead, have contracts to collaborate with the TPAs. For example, SMR collaborates with TPAs to facilitate the administration of health benefit plans and stop-loss insurance policies to our customers, which are the small business employers. The TPA will administer the purchased health benefits plan and manage the multiple service providers associated with the health benefits plan and stop-loss insurance policy. Such service providers are listed on the bindable quotes via the bindable sold case breakdown, which outlines the individual stop loss insurance and benefits service offerings selected by the small business and the cost of each. SMR selects health care vendors and creates different plans. Once the small business employer selects a plan, the platform will generate the sold case breakdown. Only the small business employer can start or terminate the relationship with the SMR and HI Card. The TPA cannot start or terminate the relationship with the SMR or HI Card. As a third-party administrator, TPAs are contractually authorized and directed by the small businesses to enter into agreements with other service providers like SMR on behalf of the small businesses. This is because small businesses may lack the expertise and resources to manage self-funded health benefits service providers. TPA’s responsibilities include paying fees to contracted vendors on behalf of small business employer, processing claims, managing enrollment through working with the underwriter, and administering self-funded health plans.

There is no contractual relationship between HIT and the brokers. HIT’s platform provides credentialing for licensed brokers, allowing them to access our marketplace to select and sell self-funded benefits plans for the small business employer at no cost. Brokers are paid by the small businesses, with no contractual relationship between HIT and the brokers, only a credentialing process, and free access is provided.

ICE, acting as an underwriter for the carrier, contracts directly with carriers. Carriers provide stop-loss insurance policies for the self-funded health benefits plans, and have contracts with ICE and the small businesses when a policy is sold. ICE, underwrites the policies and accepts insurance premiums from enrolled employees on behalf of the carrier.

Program services provided by SMR and MGU activities conducted by ICE (including eDIYBS) are interdependent and must be combined to function effectively. SMR selects health care vendors and creates different plans. The stop-loss insurance policy and self-funded health benefits plans together help small businesses manage and limit the risk exposure of health benefits plans. HI Card services are an optional add-on and cannot be offered on a standalone basis.

Small businesses pay fees based on the sold case breakdown. All the fees are collected by TPAs pursuant to the sold case breakdown and are passed through to the respective vendors. Self-funded health plans typically consist of 10 different vendors. Below is an outline of the flow of fees for our services.

●	SMR: Once the aggregate monthly fees are collected by the TPA from a small business employer, the TPA will then disburse the contracted fees to SMR based on the bindable sold case breakdown. The average fee per employee paid by the small business employer for SMR’s services is about $15 per month.

●	ICE: ICE collects premiums from small businesses on behalf of the carrier in accordance with the underwriting guidelines. After collecting ICE’s underwriting fee and paying other acquisition costs on behalf of the carrier, the net premium is transferred to the carrier. Underwriting fee is 12% – 13% of premium.

●	HI Card: Once the aggregate monthly fees are collected by the TPA from a small business employer, the TPA will then disburse the contracted fees to HI Card based on the bindable sold case breakdown. The average fee per employee paid by the small business employer for HI Card’s services is about $15 per month.

The contract term of a stop-loss health benefits plan is 12 months of coverage plus a six month run-out period, a period of time after the end of the plan year which allows employees to request a reimbursement for medical expenses that were incurred during the plan year. Fees and premium are paid monthly during the 12 month coverage period. Monthly fees and premiums may vary based on enrollment changes (a change in the employee headcount). From time-to-time, a re-underwrite is required pursuant to the carrier’s guidelines. In such cases, SMR and ICE provide ongoing services throughout the contract terms.

Dedicated Management Team with Extensive Industry Experience to Drive Success

Our management team has in-depth know-how in the insurance industry with significant experience in senior positions at large insurance healthcare businesses and entrepreneurship roles, including self-funded benefits plans and stop loss insurance, medical insurance companies, TPAs, MGUs, retail brokerages, and health plan consulting firms. With extensive industry experience, HIT is poised to continue innovating and simplifying the sales, communication, and underwriting processes within the insurance and healthcare sectors. Our technological advancements are a direct result of our deep understanding and extensive experience with various facets of insurance and healthcare interactions.

Proprietary Technology and Data Improve Efficiency and Transparency

Our frontend platform is a web-based portal, easily accessible, with limited requirements for brokers to upload the basic minimum data. The uploaded data on the eDIYBS portal are instantly analyzed by a third-party AI company machine learning engine and our internal algorithm. Our proprietary underwriting algorithm leverages big-data analytics and nearly 330 million internal and external data points to produce a health score for each individual employee as of December 31, 2024. Our digitally enabled approach to quoting has successfully reduced the need for human involvement in a significant part of the process. In most cases, this system enables the generation of bindable proposals for an employer with enrolled individuals within the carrier’s accepted risk threshold in a about two minutes. All bindable proposals are within the carrier’s accepted risk threshold, which are developed and programmed by our proprietary system. Any quotes outside of the risk acceptance threshold will be declined by the system automatically. For individuals with health scores that surpass the carrier’s risk tolerance, our system intelligently produces a contingent proposal. In such cases, brokers are guided to employ an electronic health application, enabling customers to supply additional information necessary to finalize the sale and generate a comprehensive proposal.

Our Growth Strategy

Attract more TPAs, MGUs, and brokers to use our platforms. We believe our free-to-use eDIYBS platform, which offers a pay upon success fee model coupled with efficiencies will attract more agencies to use the platforms, when we start to market the platforms to additional customer bases.

Introduce ancillary products that expand our offerings. Our platforms are built to be extendible to new products and plans, and we plan to continue investing and scaling to address the needs of small-and medium-sized businesses.

Monetize our platforms. We built proprietary full stack technology platforms that help MGUs and other insurance services providers perform underwriting and administrative functions on behalf of insurance companies in an efficient manner. We believe we are well-positioned to further monetize our platforms through success fee-based service arrangements for products that can be relabeled for multiple customers.

Our Intellectual Property

We currently have three registered trademarks, one patent, and one pending patent application. Our patent covers our HI Card system which is used to store, process and access data, and we have one patent application pending for DIYBS, which relates to our eDIYBS platform. We have also registered the trademarks “HI Card,” “Health In Tech” and “HIT.”

Use of Artificial Intelligence

Our eDIYBS platform is backed by third-party AI technology utilizing machine learning. Our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our vendors’ use of generative AI technologies. Any such information that we input into a third-party machine learning platform could be revealed to others, including if information is used to train the third party’s machine learning models. Additionally, where a machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model.

Moreover, machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. We use machine learning outputs from our vendors to make certain decisions. Specifically, we provide information we receive from our customers, which may include sensitive health information, to third party vendors who input that data into AI-backed models to determine a risk profile of each potential insurance plan member in order to quote the insurance plan. Unlike many of our competitors, which only provide initial quotes using AI-backed risk profiles, but that are finally bindable only after each employee to be insured completes a health application detailing the employee’s health history and other risks, and the health application is reviewed by the underwriter to price the self-insured program, we provide bindable quotes solely using our AI-backed eDIYBS platform within about two minutes, unless the eDIYBS platform raises certain unknown risk flags that require further manual review via a health application completed by the employee and manually reviewed by an underwriter. Approximately 80% of bindable quotes are provided solely using AI without further manual review. Providing bindable quotes solely using AI-backed technology can lead to errors in the actual risk profile of the employee pool being insured, leading to higher insurance costs than originally anticipated during the quoting process. The direct risk is borne by the insurance company providing the policy, however, if there is an increase in such errors, insurance companies may refuse to continue allowing our eDIYBS platform to provide bindable quotes, reducing the value of eDIYBS as compared to some of our competitors’ platforms, which may require greater usage of manual reviews of health applications, thereby increasing quoting times, and reducing usage of our eDIYBS platform by brokers, TPAs, MGUs and others. Additionally, there may be potential flaws in how the AI-backed models assesses risk profiles that could lead our eDIYBS platform to create higher risk profiles that bias certain individuals or classes of individuals and adversely impact their rights. Although any such biased outcomes are currently unknown to us, if any of these errors occur, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, or regulatory and legal liability.

We have implemented an Artificial Intelligence Governance Policy to establish a framework for the ethical and responsible use of AI technologies within our company, which aims to ensure that AI systems are used, developed, deployed, and managed in a manner that aligns with our organizational values, regulatory requirements, and industry best practices. This policy applies to all employees, contractors, and third parties involved in the use, development, deployment, management, and use of AI systems within our company. The policy requires that we provide regular training and awareness programs for our employees on AI technologies, ethical considerations, and compliance requirements, and to engage with customers, regulators, and the public, to gather feedback and ensure transparency in the use of AI systems. It also requires that the AI systems be designed and implemented to prevent bias and ensure fairness, and that we regularly audit our service providers to identify and mitigate any such biases. Any non-compliance with the policy by an employee or service provider may result in disciplinary action, up to and including termination of employment or contracts.

In compliance with the policy, we carefully select and conduct due diligence of third-party vendors, evaluating their reputation, track record, and compliance with industry standards and fairness. We establish clear contractual agreements that define the responsibilities and obligations of third parties concerning data security and privacy, including clauses for data breach notification and compliance with relevant regulations such as HIPAA. We conduct regular security assessments and audits to identify any potential vulnerabilities and ensure third-party systems adhere to security and fairness standards. Additionally, we enforce data encryption both in transit and at rest, along with strict access control measures, limits data access to authorized personnel only.

We leverage continuous monitoring mechanisms which are vital for detecting and responding to security incidents involving third-party systems, supported by tools like Security Information and Event Management (SIEM) to track and analyze security events. In addition, we conduct risk assessments which helps evaluate the potential effects of third-party data processing on individual privacy and mitigate associated risks. Data acquired from our third party service providers is checked against our claims data and/or health applications regularly. Our underwriting team tests samples of groups of claims data on a routine basis to validate that the results from our third party service providers are performing as expected. Parameters are in place on every code call to our third party service provider to validate that the data returned is within our defined tolerances. Data outside of those tolerances are flagged for manual underwriting review. The Company does not currently use any form of AI within our eDIYBS application and relies solely on third party service providers.

The agreement with the first AI data service provider was entered into on January 26, 2022. The agreement provides services including predictive modeling solutions utilizing the service provider’s software and decision engine that is hosted and managed by the service provider. The agreement is subject to a new work order which extends three years from October 1, 2024 to September 30, 2027. The Company will have the one time right to terminate the agreement for any reason at the end of the second year with 60 days prior written notice. Pursuant to the agreement, the Company agreed to pay the service provider on a per user basis based on the number of users, with a minimum monthly fee of $60,000.

The agreement with the second AI data service provider was entered into on May 24, 2022. The agreement provides services including providing behavioral capture scores using the services provider’s machine learning platform, and delivering risk reports to help make more accurate underwriting decisions. The agreement will expire on January 23, 2026. The parties may renew the agreement upon mutual written agreement. Pursuant to the agreement, the Company agreed to pay the service provider a monthly fee of $16,250.

We have also developed a robust incident response plan, integrating third parties into the process, and ensuring their awareness of roles and responsibilities further strengthen security measures. We conduct regular training and awareness programs for employees and third-party personnel on data security and privacy best practices. Adopting the principle of data minimization ensures that only necessary data is shared with third parties, and unnecessary data is regularly reviewed and purged. Finally, we ensure compliance with legal and regulatory requirements by staying updated on changes in data protection laws which are crucial for reducing data exposure risks and maintaining secure AI operations.

Automated systems rely on vast amounts of data to find patterns or correlations, including AI technology that utilizes machine learning, and then apply those patterns to new data to perform tasks or make recommendations and predictions. While these tools can be useful, these tools also have the potential to produce outcomes that result in unlawful discrimination. Various federal agencies have issued statements on their agencies’ response to AI risks related to civil rights and consumer protection law. The statements outlined ongoing work on AI issues and listed as categories of potential sources of discrimination in automated systems:

●	Data and datasets, including datasets that are unrepresentative or incorporate historical bias.

●	Model opacity and access.

●	Design and use, including the context for use of automated systems.

Although we believe the current AI-related regulations are not a material risk to our business, there can be no assurances that interpretations of existing regulations or the implementation of new regulations will create material regulatory risk to us in the future.

Regulation

Our business operates in a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal and state laws and regulations. We are affected by laws and regulations that apply to businesses in general and the insurance services industry, as well as to businesses operating on the internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy and data collection, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the Internet.

We are an insurance technology company that provides a platform to facilitate self-insured private employer health plans. Self-insured private employer health plans generally fall under the jurisdiction of the Employee Retirement Income Security Act of 1974 (ERISA), a federal law enforced by the US Department of Labor and the Employee Benefits Security Administration, which limits the ability of states to regulate such plans to avoid duplicative or conflicting regulations which would make it more difficult for employer to offer health insurance to its employees. As a result of the ERISA preemption, we are able to offer our insurance technology platform throughout the states and make employer-sponsored health insurance plans accessible for small businesses and deliver cost and time savings for employers, employees, members, brokers, Third-party Administrators (TPAs), and providers.

In addition, SMR is a licensed insurance agent in the State of South Carolina. As such, SMR is licensed to sell or broker insurance products in South Carolina should SMR choose to sell or broker any products. SMR has not sold or brokered any insurance products to date and may not do so in the future. Accordingly, except as noted for SMR in South Carolina, neither HIT nor any of its other subsidiaries acts in any of these roles that require a state insurance license in providing its insurance related services and products.

Because the laws and regulations governing insurance services, privacy, data security and marketing are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.

Our Leadership Team

We have assembled an experienced management team with deep insurance and technology experience. Our management team has in-depth know-how in the insurance sector through experience in senior positions in large insurance healthcare companies and entrepreneurship at self-funded benefits, stop loss insurance and medical insurance companies, TPAs, MGUs, retail brokerages, and health plan consulting firms. With extensive industry experience, we believe we can create solutions that simplify the sales process, digitalize and automate underwriting, and streamline the communication process. The technology we have constructed is based on the knowledge and experience of our management in insurance and healthcare sector. Members of our team bring experience from multiple insurance companies including AIG, CB, HealthSmart, Lucent Health, and Fidelity Life, among others.

Our Corporate Information

We were incorporated in Nevada in November 2021. We have our headquarters in Stuart, Florida, with many of our team members working remotely throughout the United States. Our principal executive office is located at 701 S. Colorado Ave, Suite 1, Stuart, FL 34994, and our phone number is 888-373-0333. In September 2013, our founder, Tim Johnson, established International Captive Exchange, LLC, an Iowa limited liability company, which as of November 2021 is our wholly-owned subsidiary. In March 2022, International Captive Exchange merged with DIYBS, LLC, an Iowa limited liability company, with International Captive Exchange surviving the merger. In December 2014, our founder, Tim Johnson, established Stone Mountain Risk, LLC, an Iowa limited liability company, which as of November 2021, is a wholly owned subsidiary of HIT. In March 2017, Mr. Johnson, established HI Card LLC, an Iowa limited liability company which as of November 2021, is a wholly owned subsidiary of HIT.

Our website address is www.healthintech.com. The information contained on our website is not a part of this Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Report or in deciding whether to purchase our Class A common stock.

Competition

The insurance services technology industry is characterized by a rapid evolution of technologies, significant competition and strong defense of intellectual property. While we believe that our platforms, technology, knowledge, experience, and resources provide us with unique competitive advantages, we expect to face competition from major healthcare, insurance and technology companies, among others.

Our competitors include technology companies which offer online marketplace for small business and insurances services and insurance services companies, which may be developing technology similar to ours that provide similar benefits to SMEs, including ServiceNow (NYSE: NOW), Phreesia, Inc (NYSE: PHR) and Everquote (Nasdaq: EVER).

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These early stage and more established competitors also compete with us in recruiting and retaining qualified insurance services and technology personnel and establishing new technology, as well as in acquiring technologies complementary to, or necessary for, our platforms.

Initial Public Offering

On December 24, 2024, we completed our Initial Public Offering of 2,300,000 shares of Class A Common Stock at a price of $4.00 per share. The total gross proceeds received from the initial public offering was $9.2 million before deducting underwriting discounts and commissions.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

If some investors find our Class A Common Stock less attractive as a result of these exemptions, there may be a less active trading market for our Class A Common Stock and the price of our Class A Common Stock may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Implications of Being a Smaller Reporting Company

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Common Stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Common Stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Facilities

Our headquarters is in Stuart, Florida where we currently lease office space with approximately 4,900 square feet under a five year lease starting in November 2022, under which we currently pay approximately $10,500 per month. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms. Additionally, we intend to continue to maintain our business model designed to leverage virtual technology to minimize brick and mortar facilities while optimizing our ability to attract top talented employees that may reside in any geography.

Employees

As of December 31, 2024, we had a total of 73 full-time employees and 7 part-time employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

Human Capital Resources

Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, and intend to provide opportunities for equity ownership.

Diversity, Inclusion, and Culture. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Item 1A. Risk Factors

Set forth below are the risk factors that we believe are material to our investors and a summary thereof. You should carefully consider the following risk factors, as well as the other information in this annual report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

SUMMARY OF RISK FACTORS

●	Our success and ability to grow our business depend in part on retaining and expanding our network brokers, TPAs, MGUs, carriers, and other third-party agencies. If we fail to add to our network, or retain our current one, our business, revenue, operating results, and financial condition could be harmed.

●	Our growth strategy includes, without limitation, the acquisition of additional clients in existing and new markets and states, introducing new services, products and plans, and monetizing our technology.

●	Failure to accurately perform underwriting actuarial reviews and adjustments to our underwriting tools could result in an increase in the cost and pricing of health plans we are able to program in the future, which could negatively impact the reputation of our eDIYBS platform and our financial results.

●	If the number of members utilizing our platforms decreases or the number of products or services to which they subscribe, our revenue will decrease.

●	The insurance products and services we offer through our platform are subject to ongoing, complex, and evolving regulatory obligations, and to continued regulatory review, we could be asked to provide additional claim reports, data and monitoring funds for the insurer which result in significant additional expense and the diversion of our management’s time and efforts. If we fail to assist the insurance company to comply with regulatory requirements, or are unable to meet performance standards, The insurance products could be taken off from our platform that could be severely impact our revenue income.

●	Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

●	If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or applicable consumer protection laws, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

●	Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

●	We are subject to risks associated with outsourcing services and functions to third parties.

●	If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

●	From time to time, we may become involved in costly and time-consuming litigation and regulatory actions, which require significant attention from our management.

●	We rely on the experience and expertise of our founder/Chief Executive Officer, senior management team, highly-specialized technology and insurance experts, key technical employees, and other highly skilled personnel.

●	If we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, adverse regulatory consequences, reputational harm, loss of business, and other serious negative consequences.

●	Our Class A Common Stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you purchased your shares.

●	The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer and Chief Financial Officer for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

●	We do not intend to pay dividends on our Class A Common Stock for the foreseeable future.

●	Future sales or availability of our Class A Common Stock or rights to purchase our Class A Common Stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A Common Stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A Common Stock to decline.

●	Our management team has limited experience managing a public company.

●	The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.

●	As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and PCAOB regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

●	Anti-takeover provisions in our governing documents and under Nevada law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A Common Stock.

●	An active trading market for our Class A Common Stock may not be sustained.

●	If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our Class A Common Stock may decline.

●	We are a “controlled company” within the meaning of the Nasdaq listing rules, and we may follow certain exemptions from certain corporate governance requirements that could adversely affect our shareholders.

Risks Related to our Business and Industry

Our success and ability to grow our business depend in part on retaining and expanding our network of brokers, TPAs MGUs, and other third-party agents. If we fail to add to our network, or retain our current one, our business, revenue, operating results, and financial condition could be harmed.

While we generate our revenue primarily from small employers and insurance carriers, we currently derive substantially all of our business through brokers, TPAs, and other third-party agents who provide referrals. As a result, the size of our network is critical to our success. We have experienced significant network growth since we commenced operations, and we believe we have the opportunity to continue grow our network by providing innovation in automation, great client experience, competitive pricing, access to quality providers, and competitive insurance coverage relative to other insurers in the same geographic and insurance markets.

Attracting new brokers, TPAs, carriers, MGUs and other third-party agencies depend, in large part, on our ability to continue to be perceived as providing continued advancement in automation, great client experience, competitive pricing, access to quality providers, and competitive insurance coverage relative to other insurers in the same geographic and insurance markets. Some of the other administrators of self-insured medical plans with which we compete have greater financial and other resources, offer a broader scope of services and may be able to price their services more competitively than ours. Additionally, our ability to attract new brokers and agents and retaining existing ones depends in part on the success of our marketing campaign to such agents. Many of our competitors also have relationships with more brokers, carriers, and other agents than we do or may be able to offer their services to larger clients and/or obtain better cost economics.

If we fail to remain competitive on system automation, client experience, and pricing, our ability to grow our business and generate revenue by attracting and retaining clients may be adversely affected. There are many other factors that could negatively affect our ability to grow our client base, including if:

●	our competitors or new market entrants mimic our product offerings or our technology platform, causing current and potential clients to use our competitors’ products instead of our platforms;

●	our digital platform experiences technical or other problems or disruptions that frustrate the client experience;

●	we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches;

●	we experience unfavorable shifts in client perception of our digital platform or other client service channels;

●	we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;

●	we are unable to maintain licenses and approvals to offer insurance in our current markets or to expand geographically in an economically sustainable manner;

●	we fail to continue to offer new and competitive services;

●	insurance brokers or others that we rely on to build our member base are unable to market our insurance services effectively, or if we fail to attract brokers to sell our insurance services, or lose important broker relationships to our competitors or otherwise; or

●	our clients do not find sufficient value in our stop loss insurance policies for health benefits products.

Our inability to overcome these challenges could impair our ability to attract new clients and retain existing clients, and could have a material adverse effect on our business, prospects, operating results, and financial condition. Our business, prospects, financial condition, and results of operations may be harmed if we fail to execute our growth strategy.

Our growth strategy includes, without limitation, the acquisition of additional clients in existing and new markets and states, introducing new services and plans, and monetizing our technology.

We are expanding rapidly by partnering with additional TPAs, brokers, carriers, MGUs and other third-party agents to utilize our platform and provide referrals, and entering into new markets and introducing SaaS solutions in the markets in which we currently operate. As of December 31, 2024, we operated in 41 states. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new platforms. Further, even if we successfully attract clients in sufficient numbers to cover our costs, the new business could fail, which could not only result in financial harm, but also reputational harm to our brand. We may also experience delays in operational start dates. As we expand, if competitors seek to retain market share by reducing prices, we may be forced to negotiate with providers to reduce their prices on similar offerings in order to remain competitive, which could impact our financial condition and may require a change in our operating strategies. It is difficult to predict the full effect of pricing changes. Even if we successfully convince providers to reduce the pricing, our resulting membership base could be lower than anticipated and our growth could stall. As a result of these factors, entering new markets or introducing new stop loss insurance policies for self-funded benefits plans may decrease our profitability. In addition, we are continuously updating and developing new technology. However, if our technology is not effectively utilized, we may not be able to efficiently and cost-effectively operate our business.

As we expand our service offerings and enter new markets, we need to establish our reputation and brand with new clients, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can also be no assurance that we will be able to maintain or enhance our reputation and brand in our existing markets, and failure to do so could materially adversely affect our business, results of operations, and financial condition.

We may also pursue opportunities to monetize our platforms in new ways, such as through white-labeling success fee-based service arrangements. We may not be able to introduce or perform these arrangements as well as expected or at all, and these arrangements may pose operational challenges, may not achieve timely profitability, may expose us to additional liability, or may limit our ability to offer services in certain insurance markets and geographic regions.

We expect that our growth strategy will continue to focus on opportunities in existing and new markets and states for the foreseeable future, which will require significant dedication of management attention and financial resources. If we are unable to effectively execute our growth strategy, our future growth will suffer, and our results of operations could be harmed.

We rely on the ability of our insurance carriers to service our clients.

Our reliance on insurance carriers to service the excess coverage needs of our clients exposes us to certain risks as we attempt to grow our business. Although we conduct due diligence on the insurance carriers that provide excess coverage to our customers, and seek to only partner with reliable, name brand insurance carriers, as we continue to grow, the insurance carriers who service our clients may not budget sufficient resources to service our clients or may otherwise be unable to adequately service our clients by timely funding insurance claims as required. As a technology platform company, we are not obligated to make up any insurer’s shortfalls. However, we may lose our clients or suffer reputational risk from issues resulting from carrier errors and insufficiencies. As a result, we may need to rely on multiple insurance carriers to service one client or may have to delay onboarding new clients until adequate replacement carriers can be engaged. Any delay or disruption in our ability to appropriately service our clients as a result of challenges with insurance carriers could significantly harm our reputation and affect our business, financial condition and results of operations.

We may not be able to maintain profitability in the future.

We expect to make significant investments to further market, develop, and expand our business, including by continuing to develop our technology platforms, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we will also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. We will continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect and ultimately could fail to realize profits in the future. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new clients, and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

Failure to accurately perform underwriting actuarial reviews and adjustments to our underwriting tools could result in an increase in the cost and pricing of health plans we are able to program in the future, which could negatively impact the reputation of our eDIYBS platform and our financial results.

Our profitability depends on our ability to maintain and engage brokers, TPAs, carriers, MGUs and other third-party agents to utilize our platforms. Any failure to accurately perform underwriting actuarial review, whether as a result of a failure by the algorithm or underlying data maintained in our eDIYBS system or through a manual review process for certain higher risk members, could result in excesses of costs to fund insurance claims above those anticipated through the quoting process. Although we are not party to any agreement that would require us to pay excess fees above estimated insurance costs, or any agreement that provides for indemnification of the carrier, such an occurrence could lead to reputation harm to our eDIYBS platform and increased premiums using our platform in the future, which could impact our financial position.

Failure of HI Card to properly function and provide an interface for medical claims for clients on our platform could negatively affect our clients and could lead to them terminating our services.

Our profitability depends on our ability to engage brokers, TPAs, carriers, MGUs and other third-party agencies to utilize our programs. In order to retain clients, our HI Card platform must adequately provide as an interface for clients to review medical claims. In the event that our platform does not function as anticipated, we could lose clients which would negatively impact our financial position.

If the number of members utilizing our platforms decreases or the number of services to which they subscribe, our revenue will decrease.

We base our fees on the number of individuals to whom we and the brokers, TPAs, carriers MGUs and other agents utilizing our platforms provide services or referrals, and the number of services subscribed to by such agents or utilized by their employees. Many factors may lead to a decrease in the number of individuals covered by our clients and the number of services subscribed to by our clients, including:

●	layoffs by our clients or affecting our clients, in response to the COVID pandemic or otherwise;

●	failure of our clients to adopt or maintain effective business practices;

●	changes in the nature or operations of our clients;

●	government regulations; and

●	increased competition or other changes in the benefits marketplace.

If the number of individuals using our platforms decreases for any reason, our revenue will likely decrease. Failure to manage our continued growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

We have experienced growth in the past and anticipate future growth, which could put a strain on our business. To manage our anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems, and controls. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to effectively manage our anticipated future growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities, and result in loss of associates and reduced productivity of remaining associates. Our anticipated future growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new services. If our management is unable to effectively manage our anticipated future growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our services might suffer, which could negatively affect our reputation and harm our ability to retain and attract clients. We rely on the health of the U.S. health insurance industry and benefits of self-insurance plans.

We rely on the health of the U.S. health insurance industry and benefits of self-insurance plans.

Our services are heavily concentrated on self-insurance for small to mid-sized companies. As a result of our focus, we are dependent on the health of the insurance industry and are subject to risks related to the performance of the health insurance industry and, in particular, self-insurance plans. Any negative impact on the health insurance industry as a whole or upon self-insurance plans could cause a material adverse effect on our business and financial condition.

Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

Our platforms that utilize machine learning are within the private sector of the U.S. health insurance system, which is evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments.

The healthcare regulatory landscape can change unpredictably and rapidly due to changes in political party legislative majorities or executive branch administrations at the state or federal level in the United States. Changes and developments in the health insurance system in the United States and the states in which we operate could also reduce demand for our services and harm our business.

As the regulatory and legislative environments within which we operate are evolving, we may not be able to ensure timely compliance with such changes due to limited resources. Furthermore, we may face challenges prioritizing the allocation of resources between implementing systems responsive to new legislative or regulatory requirements, focusing on growth-related operations and implementing management systems and controls related to being a public company.

In addition, changes to government policies not specifically targeted to the healthcare industry, such as a change in tax laws and the corporate tax rate or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or applicable consumer protection laws, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

As part of our platforms’ normal operations, we collect, process, and retain confidential health and other information about individuals. We are subject to various federal and state laws and rules regarding the collection, use, disclosure, storage, transmission, and destruction of confidential information about individuals. For example, we are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which requires us to protect the privacy, security, and confidentiality of medical records and protected health information, or PHI, that we collect, disseminate, maintain, and use. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical, and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements, and various other measures. Health insurers and other covered entities are also required to report impermissible uses or disclosures of PHI to affected individuals and the U.S. Department of Health and Human Services, or HHS, unless the covered entity demonstrates through a risk assessment that there is low probability the PHI has been compromised, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI. Ongoing implementation and oversight of these measures involves significant time, effort, and expense. While we undertake substantial efforts to secure the PHI that we maintain, use, and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, confidential client information, or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties.

HIPAA also established new enforcement mechanisms and enhanced penalties for failure to comply with specific standards relating to the privacy, security, and electronic transmission of PHI. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

State laws may apply to our collection, use, handling, processing, destruction, disclosure, and storage of personal information as well. States have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices. We expect states to continue to enact legislation that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

The regulatory framework governing the processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We may face challenges in addressing current and evolving requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our effort to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

Our limited operating history makes it difficult to evaluate our current business performance, implementation and growth of our business model, and our future prospects.

We developed our platforms backed by third-party technology utilizing machine learning, which encompasses our primary businesses going forward, in 2017 and 2021, the core platform eDIYBS was fully implemented in May 2023, and we have a limited operating history. Due to our limited operating history and the rapid growth, we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model and to improve our systems to manage growth. As a relatively new entrant in the markets in which we operate, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health and other insurance needs of their employees. We cannot provide any assurance that the data we collect from our customers through application processes, and from data already held by our data analytics service providers, will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we may enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with third-party vendors and service providers who provide services to us and our subsidiaries to help with our internal administrative functions, as well as third-party vendors and service providers who help us administer our services and plans. The partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our services through our website and online app using Amazon Web Services, Inc., or AWS, platforms for cloud computing, a provider of cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. In the event that our AWS service agreement is terminated or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in meeting key service obligations to our clients and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

Our arrangements with third-party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, or the information and data relating to our clients. We are also at risk of a data security incident involving a vendor or third-party, which could result in a breakdown of such third-party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third-party. To the extent that a vendor or third-party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. In addition, we may have disagreements with our third-party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Our vendor and service provider arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition, or other matters outside of our control. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third-party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third-party vendors and service providers, as a result of unanticipated delays in transitioning our operations to the third-party vendor or service provider, such third-party vendor or service provider’s noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems, assists us in, among other things, providing quotes to our network of brokers, TPAs, carriers, MGUs and other agents, monitoring utilization and other cost factors, and processing claims. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing clients and difficulty in attracting new clients, regulatory enforcement, and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

From time to time, we may become involved in costly and time-consuming litigation and regulatory actions, which require significant attention from our management.

From time to time, we may be a defendant in lawsuits or the subject of regulatory actions, or could be subject to audits and investigations relating to our business, including, without limitation, claims of trademark and other intellectual property infringement, claims alleging bad faith, enforcement actions by state regulatory bodies alleging non-compliance with state law. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. In addition, regardless of the outcome of any litigation or regulatory proceedings, investigations, audits, or reviews, responding to such matters is costly and time consuming, and requires significant attention from our management, and could, therefore, harm our business and financial position, results of operations or cash flows. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business. See “Item 3. Legal Proceedings.”

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme for our clients and others with whom we do business mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our Company, employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable. Regulatory audits, investigations, and reviews could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities, or other sanctions, if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations, or business, or could result in significant liabilities and negative publicity for our Company.

We rely on the experience and expertise of our Founder, senior management team, highly-specialized technology and insurance experts, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of Tim Johnson, our Founder, Chief Executive Officer and a member of our board of directors, the members of our senior management team, highly-specialized insurance experts, and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our business. If we are unable to attract the requisite personnel, our business, and prospects may be adversely affected. Each of our Founder, members of our senior management team, specialized technology and insurance experts, key technical personnel, and other employees could terminate their relationship with us at any time. The loss of our Founder or any other member of our senior management team, specialized technology and insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. In addition, much of our essential technology and infrastructure are custom-made for our business by our personnel. The loss of key technology personnel, including members of management, as well as our engineering and service development personnel, could disrupt our operations and harm our business. We also rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees, and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We face significant competition for personnel. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to meet forecasts and our employee morale, productivity, and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

If we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, adverse regulatory consequences, reputational harm, loss of business, and other serious negative consequences.

As part of our normal operations, we and our partners and other third parties with whom we collaborate routinely collect, process, store, and transmit large amounts of data, including PHI subject to HIPAA, as well as proprietary or confidential information relating to our business or third parties, including our members, providers, and vendors. Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures, as well as those of our customers, partners, and third-party service providers, due to human error, malfeasance, insider threats, system errors vulnerabilities, or other irregularities. To date, we have not experienced any material impact as a result of such cybersecurity events. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

Our information technology systems and safety control systems, or those of our third-party service providers, are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties.

Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation and brand, cause the termination of relationships with our members, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services, result in improper disclosure of data and violations of applicable privacy and other laws, cause us to incur significant remediation costs, and divert the attention of management from the operation of our business, and subject us to significant liability and expense, as well as regulatory action fines, penalties and lawsuits, which would harm our business, operating results, and financial condition. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result. In addition, in the event that additional data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes.

Our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Our eDIYBS platform is backed by third-party AI technology utilizing machine learning. Our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our vendors’ use of generative AI technologies. Any such information that we input into a third-party machine learning platform could be revealed to others, including if information is used to train the third party’s machine learning models. Additionally, where a machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model.

Machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Providing bindable quotes solely using AI-backed technology can lead to errors in the actual risk profile of the employee pool being insured, leading to higher insurance costs than originally anticipated during the quoting process.

Machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. We use machine learning outputs from our vendors to make certain decisions. Specifically, we provide information we receive from our customers, which may include sensitive health information, to third party vendors who input that data into AI-backed models to determine a risk profile of each potential insurance plan member in order to quote the insurance plan. We provide bindable quotes solely using our AI-backed eDIYBS platform, unless the eDIYBS platform raises certain unknown risk flags that require further manual review via a health application completed by the employee and manually reviewed by an underwriter. Providing bindable quotes solely using AI-backed technology can lead to errors in the actual risk profile of the employee pool being insured, leading to higher insurance costs than originally anticipated during the quoting process. The direct risk is borne by the insurance company providing the policy, however, if there is an increase in such errors, insurance companies may refuse to continue allowing our eDIYBS platform to provide bindable quotes, which would require greater usage of manual reviews of health applications, thereby increasing standard quoting times, and reducing usage of our eDIYBS platform by brokers, TPAs, MGUs and others. Additionally, there may be potential flaws in how the AI-backed models assesses risk profiles that could lead our eDIYBS platform to create higher risk profiles that bias certain individuals or classes of individuals and adversely impact their rights. Although any such biased outcomes are currently unknown to us, if any of these errors occur, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, or regulatory and legal liability.

There can be no assurances that our Artificial Intelligence Governance Policy and other measures will prevent risks related to our use of AI.

We have implemented an Artificial Intelligence Governance Policy to establish a framework for the ethical and responsible use of AI technologies within our company, which aims to ensure that AI systems are used, developed, deployed, and managed in a manner that aligns with our organizational values, regulatory requirements, and industry best practices. However, despite these policies and measures, there can be no assurances that the policies and measures will prevent all data breaches, improper accuracy and fairness in the output of AI-backed models, or the other risks to our business related to our use of AI.

Real or perceived errors, failures or bugs in our systems, website, or app could impair our operations, damage our reputation and brand, and harm our business and operating results.

Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our clients and users. We rely on our technology and engineering staff and vendors to successfully implement changes to, and maintain, our systems and services in an efficient and secure manner.

Like all information systems and technology, our website and online app may contain material errors, failures, vulnerabilities, or bugs, particularly when new features or capabilities are released, any of which could lead to interruptions, delays, or website or online app shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation and brand, impair our ability to operate, retain existing members, or attract new members, and expose us to legal claims and government action, each of which could have a material adverse effect on our financial condition, results of operations, and growth prospects.

Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.

Our commercial success is dependent in part on protecting our core technologies, intellectual property assets, and proprietary rights (such as source code, information, data, processes, and other forms of information, know-how, and technology). We rely on a combination of copyrights, patents, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our intellectual property. However, the steps that we have already taken to protect our intellectual property may not be sufficient or effective, and our confidentiality, non-disclosure, or invention assignment agreements with employees, consultants, partners, or other parties may be breached and may otherwise not be effective in establishing our rights in intellectual property and in controlling access to our proprietary information. Even if we do detect violations, we may need to engage in litigation to enforce our rights.

We currently hold various domain names relating to our brand. Failure to protect our domain names could adversely affect our reputation and brand, and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from diverting traffic from or acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our patents, trademarks and other proprietary rights.

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, decompiling, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries, and the remedies for such events may not be sufficient to compensate for such breaches. We enter into confidentiality and invention assignment agreements with our executive officers and consultants, and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights. If we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to clients, and potential clients, may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, and financial condition.

We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark, or copyright, as applicable, or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, and we may not be able to detect or prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain future innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

We may be required to spend significant resources in order to monitor, protect, and defend our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms, or at all, and could adversely affect our ability to compete or require us to rebrand or otherwise modify our offerings, which could further exhaust our resources. Furthermore, we may also be obligated to indemnify our clients or business partners in connection with any such litigation and to obtain licenses.

The use of open source software in our services and solutions may expose us to additional risks and harm our intellectual property rights.

Some of our services and solutions use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable, and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our services or solutions, to re-develop our services or solutions, to discontinue sales of our services or solutions, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.

While we monitor the use of all open source software in our services, solutions, processes, and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related service or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our services and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and our business, results of operations, and financial condition.

We might require additional capital to support business growth.

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any additional debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Risks Related to Ownership of Our Class A Common Stock

Our Class A Common Stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price.

It is possible that an active trading market will not develop or continue or, if developed, that any market will be sustained, which could make it difficult for you to sell your shares of Class A Common Stock at or above the initial public offering price. Consequently, you may not be able to sell shares of our Class A Common Stock at prices equal to or greater than the price you paid in our initial public offering.

Many factors, some of which are outside our control, may cause the market price of our Class A Common Stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and in this Report, as well as the following:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings, or those of other companies in our industry, compared to market expectations;

●	conditions that impact demand for our offerings and platform, including demand in our industry generally and the performance of the third parties through whom we conduct significant parts of our business;

●	future announcements concerning our business or our competitors’ businesses;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being treated as an “emerging growth company” under the JOBS Act;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect our industry or us;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in our board of directors, senior management, or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges, or sales of our capital stock;

●	changes in our dividend policy;

●	adverse resolution of litigation, or other claims against us; and

●	changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, acts of war, and responses to such events.

As a result, volatility in the market price of our Class A Common Stock may prevent investors from being able to sell their Class A Common Stock at or above the initial public offering price, or at all. These broad market and industry factors may materially reduce the market price of our Class A Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A Common Stock is low. As a result, you may suffer a loss of all or a portion of your investment.

The dual class structure of our common stock will have the effect of concentrating voting control with our Chief Executive Officer and Chief Financial Officer for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B Common Stock have 10 votes per share, and our Class A Common Stock have one vote per share. The holders of our outstanding Class B Common Stock, which consist of our Chief Executive Officer and our Chief Financial Officer, beneficially own 76.63% of our outstanding capital stock and hold 91.96% of the voting power of our outstanding capital stock. Further, we may issue additional shares of our Class B Common Stock in the future, which will have a dilutive effect on holders of our Class A Common Stock (see “— Future sales or availability of our Class A Common Stock or rights to purchase our Class A Common Stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A Common Stock, including our Class B Common Stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A Common Stock to decline.” for additional information). Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) do not provide for any sunset provisions that limit the lifespan of our Class B Common Stock, including in the case of the death of a Class B Common Stock shareholder or intra-family transfers of shares of Class B Common Stock. Because of the ten-to-one voting ratio between our Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock, in particular our Chief Executive Officer and Chief Financial Officer, collectively will control over a majority of the combined voting power of all of our Class A Common Stock and Class B Common Stock and therefore will be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B Common Stock have been converted to shares of Class A Common Stock as further described in “Description of Capital Stock.” This concentrated control will limit or preclude the ability of our other investors to influence corporate matters for the foreseeable future. For example, our Chief Executive Officer and Chief Financial Officer will have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our Articles of Incorporation, amendments to our Third Amended and Restated Bylaws (our “Bylaws”) that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A Common Stock.

Because the interests of our Chief Executive Officer and Chief Financial Officer may differ from those of our other stockholders, actions that they take with respect to us, as significant stockholders, may not be favorable to our other stockholders, including holders of our Class A Common Stock.

We cannot predict the effect our dual class structure may have on the market of our Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock, in adverse publicity, or in other adverse consequences. For example, certain index providers, such as S&P and Dow Jones, have announced restrictions on including companies with multiple-class share structures in certain of their indices, including the S&P 500. Accordingly, our dual class share structure would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A Common Stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to other investors. As a result, the market price of our Class A Common Stock could be adversely affected.

We do not intend to pay dividends on our Class A Common Stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, subject to applicable laws, and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. Moreover, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A Common Stock. As a result, you may have to sell some or all of your Class A Common Stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our Class A Common Stock.

Future sales or availability of our Class A Common Stock or rights to purchase our Class A Common Stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A Common Stock, including our Class B Common Stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A Common Stock to decline.

Sales of substantial amounts of our shares of Class A Common Stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our shares of Class A Common Stock and could materially impair our ability to raise capital through equity offerings in the future. Resales of our shares of Class A Common Stock in the public market by the Selling Shareholder may cause the market price of our shares of Class A Common Stock to decline. As of the date of this Annual Report on Form 10-K, 12,369,358 shares are freely tradable without restriction or further registration under the Securities Act, and certain shares of Class A Common Stock held by our existing shareholders may also be sold in the public market in the future, subject to the restrictions in Rule 144 and Rule 701 under the Securities Act and the applicable lock-up agreements. We intend to file a registration statement with the SEC on Form S-8 in March 2025 providing for the registration of shares of our Class A Common Stock issued or reserved for issuance under the 2024 Plan. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A Common Stock, Class B Common Stock preferred stock or other securities convertible into Class A Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A Common Stock or securities convertible into our Class A Common Stock, including our Class B Common Stock, would dilute your ownership of us, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A Common Stock.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors, and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A Common Stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

●	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

●	the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;

●	the date on which it has, during the previous three-year period, issued more than $1.0billion in nonconvertible debt; and

●	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our initial public offering, or December 24, 2029. For so long as we are an “emerging growth company,” we will, among other things:

●	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b);

●	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

●	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

●	be exempt from the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements; and

●	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict if investors will find our Class A Common Stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.

As a public company, we face increased legal, accounting, administrative, and other costs and expenses that we did not incur as a private company prior to our recent initial public offering, and which have not been reflected in our historical consolidated financial statements included elsewhere in this Report. We have already started to incur, and expect to continue to incur, significant costs related to operating as a public company. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB, and the rules and standards of Nasdaq, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among others:

●	prepare, file, and distribute annual, quarterly, and current reports with respect to our business and financial condition;

●	prepare, file, and distribute proxy statements and other stockholder communications;

●	expand the roles and duties of our Board and committees thereof, and management;

●	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;

●	institute more comprehensive financial reporting and disclosure compliance procedures;

●	involve and retain to a greater degree outside counsel and accountants to assist us with the activities listed above;

●	enhance our investor relations function;

●	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

●	comply with our exchange’s listing standards; and

●	comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations, and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

As a public company, complying with applicable rules and regulations has made it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage, or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that, beginning with our second annual report following our initial public offering, management assess and report annually on the effectiveness of our internal control over financial reporting, and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act and, consequently, will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer treated as an “emerging growth company.” We could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of our initial public offering, or December 24, 2029.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our Class A Common Stock price and adversely affect our business, financial condition, and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 78.7502 of Chapter 78 of the Nevada Revised Statutes, or the NRS, our Articles of Incorporation limit the liability of our directors. In addition, as permitted by Section 78.7502 of the NRS, our Bylaws provide that we shall indemnify, to the fullest extent authorized by the NRS, any person who is involved in any litigation or other proceeding because such person is or was a director, officer, employee, or agent of ours or is or was serving as an officer, director, employee, or agent of another entity at our request, including service with respect to employee benefit plans, against all expense, loss, or liability reasonably incurred or suffered in connection therewith. Our Articles of Incorporation provide that indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition.

Section 78.7502 of the NRS permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except an action by or in the right of us, by reason of the fact that the person is or was a director, officer, employee, or agent of ours, or is or was serving at our request as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, including service with respect to employee benefit plans, against expenses, including attorneys’ fees, judgment, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit, or proceeding if the person is not liable under Section 78.138 of the NRS, or acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by our directors’ and officers’ insurance policy or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against us.

Provisions in our Bylaws and Nevada law may have the effect of discouraging lawsuits against our directors and officers.

Our Bylaws require, unless we consent in writing to the selection of an alternative forum, that the Eighth Judicial District Court of Clark County, Nevada, shall, to the fullest extent permitted by law, be the exclusive forum for any or all actions, suits, proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim, (a) brought in the name or right of our company or on our behalf; (b) asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of our company to us or our stockholders; (c) arising or asserting a claim pursuant to any provision of Chapters 78 or 92A of the NRS or any provision of our Articles of Incorporation or Bylaws; (d) to interpret, apply, enforce or determine the validity of our Articles of Incorporation or Bylaws; or (e) asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, our Bylaws provide that this exclusive provision forum will not apply to suits arising under (i) the Exchange Act or any other claim for which federal courts have exclusive jurisdiction and (ii) the Securities Act, as to which the Eighth Judicial District Court of Clark County, Nevada and the federal district court for the District of Nevada shall have concurrent jurisdiction.

Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, a court (either in the State of Nevada or otherwise) may determine that this provision is either unenforceable or inapplicable to a particular claim due to choice-of-law considerations. To the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.

Anti-takeover provisions in our governing documents and under Nevada law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A Common Stock.

Our Articles of Incorporation, Bylaws, and Nevada law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our Articles of Incorporation and Bylaws include the following provisions:

●	a dual class structure that provides our holders of Class B Common Stock with the ability to control the outcome of most matters requiring stockholder approval;

●	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

●	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

●	newly created directorships are filled by a majority of directors then in office; and

●	the approval of two-thirds of the then outstanding voting power of our capital stock, voting as a single class, is required to remove a director.

We may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

Any provision of our Articles of Incorporation, Bylaws, or Nevada law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A Common Stock, and could also affect the price that some investors are willing to pay for our Class A Common Stock.

An active trading market for our Class A Common Stock may not be sustained.

Although our shares of Class A Common Stock are listed on Nasdaq, an active trading market for our Class A Common Stock may not be sustained. If an active trading market for our Class A Common Stock is not maintained, the liquidity of our Class A Common Stock, your ability to sell your shares of our Class A Common Stock when desired, and the prices that you may obtain for your shares of Class A Common Stock will be adversely affected.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our Class A Common Stock, the price of our Class A Common Stock could decline.

The trading market for our Class A Common Stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable to attract research coverage, and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our Class A Common Stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our Class A Common Stock could decline.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our Class A Common Stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Report, and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A Common Stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We are a “controlled company” within the meaning of the Nasdaq listing rules, and we may follow certain exemptions from certain corporate governance requirements that could adversely affect our shareholders.

Tim Johnson, our largest stockholder and our Chief Executive Officer, own more than a majority of the voting power of our outstanding shares of Common Stock. As such, we will be deemed a “controlled company” under Nasdaq Marketplace Rules 5615(c). Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. Although we do not intend to rely on the “controlled company” exemptions under the Nasdaq listing rules, we could elect to rely on these exemptions in the future. If we were to elect to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, if we rely on the exemptions, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Health In Tech prioritizes a proactive and comprehensive approach to risk management and cybersecurity, ensuring the protection of our Operational Technology (OT) environment and critical infrastructure from evolving cyber threats. Our security framework is built on robust, adaptive measures, which are regularly refined to incorporate industry best practices and cutting-edge technologies.

Through strategic oversight, advanced threat detection, and frequent improvement, we maintain a high level of protection for our systems and data.

Risk Management and Strategy:

Below is an overview of our processes for assessing, identifying, and managing material risks from cybersecurity threats, all of which are conducted in-house.

Network/System Security

●	Isolation of OT from IT and User Networks: We ensure our OT systems are physically or logically separated from corporate IT networks, reducing the risk of cross-contamination.

●	OT Device Hardening: We enhance security by disabling unnecessary ports, services, and protocols, minimizing potential attack surfaces.

●	We ensure data Encryption in transit and at rest.

●	Patch Management: We maintain a controlled patch management process, ensuring OT systems receive regular updates while considering their unique lifecycle and operational requirements.

●	We conduct continuous vulnerability scanning to internal and external networks.

●	Endpoint Protection: We implement best-practice security baselines and hardening measures, supported by next-generation security agents EDR for monitoring and automated remediation. Additionally, our Security Information and Event Management (SIEM) system enables autonomous remediation and real-time threat alerting our security team.

●	Anti-Malware Solutions: Recognizing that traditional antivirus may not always be applicable, we deploy specialized security software to detect and prevent malware threats.

Ransomware Detection and Response

●	Behavioral Analysis: We utilize advanced behavioral analysis tools to detect ransomware threats by identifying unusual encryption activity, unauthorized file modifications, and abnormal network communications.

●	Backup and Recovery: We perform regular backups of critical systems, ensuring they are securely isolated from the production environment to safeguard against ransomware attacks. Additionally, our disaster recovery plans undergo routine testing of backups to ensure rapid and effective recovery when needed.

Access Control

●	Principle of Least Privilege (PoLP): We enforce strict access controls, granting system access only to individuals who require it for their roles. Regular audits ensure compliance and minimize security risks.

●	Multi-Factor Authentication (MFA): We require MFA for all system access, adding an extra layer of security to protect against unauthorized access.

●	Role-Based Access Control (RBAC): Access to sensitive systems is governed by users’ roles, ensuring only authorized personnel can perform specific actions on critical systems with regular user access audits.

Secure Remote Access

●	VPN and secure tunneling: We utilize secure VPNs and tunneling technologies with strong encryption to protect remote access to our systems. These connections are continuously monitored to ensure security and integrity.

Incident Response and Recovery Plans

●	We have a comprehensive incident response plan with detailed procedures for addressing ransomware attacks and other cyber threats, in an effort to provide a swift and effective response.

●	Cross-Team Coordination: Our IT and security teams collaborate seamlessly during incidents to respond quickly, contain threats, and minimize impact.

Security Audits and Risk Assessments

●	Regular security audits: We conduct frequent security audits and vulnerability assessments to identify potential weaknesses and keep our defenses up to date. Additionally, we engage a third-party penetration testing firm for annual assessments to identify and address security vulnerabilities/misconfigurations.

●	Regular risk management: We regularly evaluate and adapt our security measures to respond to emerging threats, including new ransomware strains and the evolving cyber threat landscape.

●	We incorporate threat intelligence into our security operations to proactively identify and mitigate potential cyber risks.

Employee and Contractor Required Training and Awareness

●	Ongoing cybersecurity awareness training, encompassing phishing awareness and sensitive data handling, is required for all employees and contractors. In addition, all IT and IT security staff are required to complete secure coding and data hygiene training.

●	We conduct simulated phishing tests monthly with required retraining on any failures.

●	Simulated exercises: We regularly run simulated attack exercises to ensure our teams are prepared to act swiftly and effectively during an actual cyberattack.

Risk Management and Oversight Committee

●	We conduct comprehensive risk assessments to identify vulnerabilities across systems, processes, and third-party dependencies.

●	We use of semi-quantitative risk assessment as a tool for evaluating the probability (likelihood) and severity (impact) of potential risks.

●	We perform comprehensive vendor risk assessments to verify third-party security measures effectively meet our organization’s security policies and ensure vendor compliance with all relevant regulatory requirements and review on an annual basis.

●	Our Governance, Risk, and Compliance (GRC) applications enable continuous, automated testing and real-time monitoring of infrastructure and user compliance.

●	We have strong executive and board oversight of regulatory and compliance risks, including changes in laws and regulations that could affect the company’s business.

●	We maintain a materiality assessment process designed to ensure compliance with all applicable securities laws and regulations, including the SEC’s cybersecurity disclosure rules. We also consider industry-specific regulations and standards, such as HIPAA for healthcare organizations.

To date, we have not identified any cybersecurity incidents or threats that have materially impacted our business strategy, operations, or financial condition. Our materiality assessment process is designed to ensure compliance with all applicable securities laws and regulations, including the SEC’s cybersecurity disclosure rules. We also consider industry-specific regulations and standards. However, there can be no assurances that such a cybersecurity incident will occur or that such incident will materially impact our business. Any breach of our security measures, or those of our third-party service providers, could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of systems, operations or transactions, any of which could have a material adverse effect on our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion of the risks related to cybersecurity threats.

Governance:

Our Vice President of Security and Compliance leads our cybersecurity program and is responsible for implementing and maintaining our cybersecurity controls and provides regular updates to the Audit Committee and our executive management team on the status of our cybersecurity program and any cybersecurity incidents.

Our Audit Committee and our executive team maintain rigorous oversight of our enterprise-wide risk management and cybersecurity strategy. Our dedicated security and compliance team, leveraging over two decades of expertise, ensures consistent implementation, refinement, and resilience of these programs, utilizing a framework incorporating NIST, HIPAA, SOC 2, and SOX, providing assurance that our defenses remain robust against emerging threats and evolving regulatory mandates.

Item 2. Properties

Our principal office is located at 701 S. Colorado Ave, Suite 1, Stuart, FL 34994, where we lease approximately 4,900 square feet of space under lease agreements for our business operations expiring in October 2027. We believe our existing facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings

We are not party to any material legal proceedings. We have in the past, and from time to time may be in the future, involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock commenced trading on the Nasdaq Capital Market on December 23, 2024 under the symbol “HIT.”

Holders

As of March 17, 2025, there were 28 stockholders of record of our Class A Common Stock and 2 stockholders of record of our Class B Common Stock.

Dividends

We have never declared or paid any cash or other dividends or distributions on our Class A Common Stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report on Form 10-K.

Recent Sales of Unregistered Securities

Under our equity compensation plans, 10,000 shares of restricted stock awards were granted to one employee during the fourth quarter 2024, with vesting conditions that require a certain duration of services.

Use of Proceeds from Our Initial Public Offering

On December 24, 2024, we closed our IPO of 2,300,000 shares of our Class A Common Stock at the price of $4.00 per share, resulting in net proceeds to us of $5.9 million after deducting underwriting discounts and commissions and offering expenses. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-281853), which was declared effective by the Securities and Exchange Commission on December 19, 2024. American Trust Investment Services, Inc. acted as representative of the underwriters. We paid the underwriters in aggregate approximately $1.0 million in underwriting commissions and incurred offering expenses of approximately $2.3 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus. No proceeds from our IPO were used for the year ended December 31, 2024.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this annual report. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements”.

Overview

Health in Tech (“HIT”) is an insurance technology platform company, which offers a marketplace that aims to improve processes in the healthcare industry through vertical integration, process simplification, and automation. By removing friction and complexities, we streamline the underwriting, sales and service process for insurance companies, licensed brokers, and TPAs.

Marketplace: We are a health insurance marketplace where insurance companies can list various stop-loss policy options for self-funded benefits plans. Licensed brokers registered on our platform can log in, upload certain required information, select policy plans, obtain a bindable quote and sell them to small businesses. In most cases, our technology enables us to medically underwrite insurance policies and produce bindable quotes within about two minutes, allowing us to deliver an integrated and seamless sales cycle.

Customizable Solutions: Beyond policy underwriting and sales, our marketplace offers customization of health benefits plans, vendors, claims, and network services. Brokers can select customized plans that suit their customers.

Accessibility and Savings: We make self-funded benefits plan and stop loss insurance accessible online for small businesses. We aim to deliver meaningful cost savings for low-risk, small employers with comparatively healthy employees through a digital medical underwriting process. We seek to deliver time savings for employers, brokers, TPAs, and carriers, by leveraging both external and internally developed technology.

As of December 31, 2024, we had clients in 41 states, with our services and platforms actively utilized by 417 brokers, 11 Third-Party Administrators (TPAs), and 212 additional third-party agencies. Our stop loss insurance policies for self-funded benefits plans were sold to 890 business clients with 18,348 employees. In addition, we continued to maintain profitability while driving revenue growth of 2% year over year from fiscal year 2023 to fiscal year 2024.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals. Roscommon Insurance Company (“Roscommon”) and Roscommon Captive Management LLC, the self-insurance carrier business, previously owned by our Chief Executive Officer, Mr. Tim Johnson, was sold to an unrelated party at the end of May 2023. This move allows the CEO to dedicate his undivided attention to driving accelerated growth and continuing development within Health In Tech.

Recent Developments

Initial Public Offering

On December 24, 2024, we completed our initial public offering (the “IPO”) of 2,300,000 shares of Class A common stock. The total gross proceeds received from the IPO was $9.2 million before deducting underwriting discounts and commissions.

Key Factors Affecting our Performance

Our ability to retain and expand our network of brokers, TPAs, MGUs and other third-party agents.

While we generate our revenue primarily from small employers and insurance carriers, we currently derive substantially all of our business through brokers, TPAs, and other third-party agents who provide referrals. As a result, the size of our network is critical to our success. We have experienced significant network growth since we commenced operations, and we believe we have the opportunity to continue to grow our network by providing superior innovation in automation, great client experience, competitive pricing, access to quality providers, and competitive insurance coverage relative to other insurers in the same geographic and insurance markets.

Our ability to enter into more collaborations with insurance carriers and offer new products and plans

Our business growth will depend on our ability to collaborate with a diverse range of insurance carriers to service the excess coverage needs of our clients. These collaborations are essential for expanding our portfolio of products and services. Our growth strategy is heavily reliant on our capability to introduce innovative insurance products and plans. By collaborating with multiple insurance carriers, we can leverage their expertise and resources to develop a broader range of offerings. This not only enables us to meet the specific requirements of our clients but also helps in staying competitive in a rapidly changing market.

Our ability to accurately perform underwriting procedures

Our growth is significantly dependent on our ability to accurately perform underwriting procedures and maintain strong relationships with brokers, TPAs, carriers, MGUs, and other third-party agents who utilize our platforms. A failure to conduct precise underwriting actuarial reviews and adjustments to our underwriting tools could result in increased costs and pricing for health plans.

While we are not bound by any agreements that would necessitate paying fees exceeding estimated insurance costs, nor do we have agreements that require indemnification of the carrier, such a failure could cause reputational harm to our eDIYBS platform. This could lead to increased premiums for plans accessed through our platform, potentially affecting our financial standing and market competitiveness.

Our ability to continue invest in technology and innovation

Our ongoing commitment to investing in technology is crucial for driving advancements in automation and enhancing operational efficiency across all aspects of our business. We are dedicated to regularly updating and developing new technology. This continuous investment in technology and innovation will position us at the forefront of the insurance technology.

Seasonality

Our business is generally affected by the seasonal patterns of our enrollment and medical expenses. Usage of our underwriting and quoting platform is seasonal, primarily due to the common renewal of health plan policies in December and January. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss revenues, cost of revenues, and the components of operating expenses. We utilize other key metrics as described below.

Number of Enrolled Employees (EEs) Medical Health Plan Billed

Our primary customers are small businesses, which can have anywhere from 5 to 150 employees. Our service fee is billed to such business customers on a per enrolled employee (EE) per month (PEPM) basis, which ranges from $2 to $35 based on selected services for each small business, and our underwriting revenue is a percentage of monthly premium paid on a PEPM basis. Accordingly, we use the number of EEs as a key indicator of our market penetration and growth, as compared to simply tracking the total number of our business customers, which can vary depending on the number of employees (and their family) enrolled at the business customer. The number of EEs is an employment based count, and not only would include a single employee, but also an employee’s family (spouse and/or children), if the family is also insured on the plan.

The following table sets forth the number of EEs billed for the periods indicated:

	Fiscal Year Ended December 31,		Period-to-Period Change
	2024	2023	EEs	Percentage
Number of EEs billed (End of period)	18,348	21,213	(2,865)	(14)%

In 2024, we diversified the stop loss policies offering, by adding new carriers. By December 31, 2024, 11,937 EEs were covered by A-rated stop-loss policies, representing an increase of 5,563 EEs compared to 6,374 EEs that were covered by A-rated stop-loss policies as of December 31, 2023. Small businesses that preferred A-rated carriers generally demonstrated stronger performance and were willing to pay higher program fees for better medical network coverage and enhanced health benefits. Despite a temporary 14% reduction in employee counts, we achieved a 2% increase in revenues during the year ended December 31, 2024.

Adjusted EBITDA

Adjusted EBITDA represents our earnings from continuing operations before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense and public company readiness costs not deemed capitalizable. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Summary Consolidated Financial Data — Adjusted EBITDA” in this Report for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to income from continuing operations, net of income taxes, the most comparable GAAP measurements, respectively, for the years ended December 31, 2024 and 2023. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

Components of Operating Results

Revenues

While we generate our revenue primarily from small employers and insurance carriers, we grow our business primarily from offering solutions that streamline sales processes, enhance service delivery, and reduce the sales cycle duration for TPAs, MGUs, and Brokers. We offer our services through our three subsidiaries. Program services provided by SMR and MGU activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Services provided by HI Card is an optional add-on to our other services, and it cannot be offered on a standalone basis. Brokers that utilize the program services on behalf of the small employer provided by SMR and MGU activities provided by ICE, are not obligated to utilize our HI Card service. Currently ICE does not offer underwriting services as a standalone service. In the future, we may consider offering it as a standalone service.

(i)	SMR is a program manager specializing in customized self-funded benefits programs for small businesses. It creates health plans, selects networks and manages vendors, and sets up benefits plans on the marketplace, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to small businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers. The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of program selected by the broker. SMR’s fees are paid by small employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

(iii)	HI Card provides medical claims access data and claims negotiation for SMR’s program members who select such services and provides 24/7 accessibility to all incurred medical data for employees who enroll in the HI Card service. Accordingly, all of the revenue we generate from HI Card is from SMR’s program members, which are enrolled employees of the small employer. The revenue generated from HI Card is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee may vary depending on services or the network selected by the broker. Brokers are not obligated to utilize the HI Card service for the small employers. HI Card’s fees are paid by small employers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Fiscal Year Ended December 31,
	2024	% of revenue	2023	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$6,649,271	34.1%	$8,226,852	43.0%
Revenues from fees	12,841,635	65.9%	10,924,650	57.0%
SMR	9,849,300	50.5%	8,085,596	42.2%
HI Card	2,992,335	15.4%	2,839,054	14.8%
Total revenues	19,490,906	100.0%	19,151,502	100.0%

Cost of revenues

Cost of revenues primarily consists of infrastructure costs to operate our platform such as hosting fees and fees paid to various third-party partners for access to their technology, services and amortization expenses of our capitalized internal-use software related to our platform. We mainly outsource captive management services and data services from the third-party companies. Our internal proprietary system seeks to consistently improve underwriting and services results through machine learning and data feeds. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that our risk associated with our service offerings is minimized. See “Item 1A. Risk Factors — Risks Related to our Business and Industry” for additional information on the risks associated with our service offerings.

Sales and marketing expenses

Sales and marketing expenses primarily consist of personnel-related costs including salaries, benefits and commissions cost for our sales and marketing personnel. Sales and marketing expenses also include the costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party for sales and customer acquisition.

General and administrative expenses

General and administrative expenses primarily consist of personnel-related costs and related expenses for our executives, finance, legal, human resources, technical support, and administrative personnel as well as the costs associated with professional fees for external legal, accounting, and other consulting services, insurance premiums.

Research and development expenses

Research and development expenses primarily consist of personnel-related costs, including salaries and benefits for our research and development personnel. Additional expenses include costs related to the software development, quality assurance, and testing of new technology, and enhancement of our existing platform technology.

Provision for income taxes

Provision for income taxes consists primarily of changes to our current and deferred federal and state tax assets and liabilities. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets and liabilities are calculated by applying the current tax rates and laws to taxable years in which such differences are expected to reverse.

We continually review the need for, and the adequacy of, valuation allowances, and recognize benefits from our deferred tax assets only when an analysis of both positive and negative factors indicates that it is more likely than not such benefits will be realized.

Income from discontinued operations, net of income taxes

At the end of May 2023 (the “Closing Date”), the Company’s Chief Executive Officer (“CEO”) completed the sale of the Carrier (Roscommon and Roscommon Captive Management Company) for $500,000. Subsequent to this date, we have had no significant involvement in the operations of Carrier, which is now controlled by an independent third-party. Beginning in June 2023, Carrier’s historical financial results for periods prior to the Closing Date have been reflected in our consolidated statements of operations, retrospectively, as discontinued operations. See “Note 3 — Discontinued Operations” to our consolidated financial statements included in this report for further detail.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Fiscal Year Ended December 31,
	2024	% of revenue	2023	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$6,649,271	34.1%	$8,226,852	43.0%
Revenues from fees	12,841,635	65.9%	10,924,650	57.0%
SMR	9,849,300	50.5%	8,085,596	42.2%
HI Card	2,992,335	15.4%	2,839,054	14.8%
Total revenues	19,490,906	100.0%	19,151,502	100.0%

Cost of revenues	4,051,439	20.8%	2,303,911	12.0%
Gross profit	$15,439,467	79.2%	$16,847,591	88.0%

Operating expenses
Sales and marketing expenses	3,158,257	16.2%	3,380,375	17.7%
General and administrative expenses	8,477,407	43.5%	8,079,329	42.2%
Research and development expenses	2,813,899	14.4%	2,004,796	10.5%
Total operating expenses	14,449,563	74.1%	13,464,500	70.4%

Other income (expense):
Interest income	122,885	0.6%	40,857	0.2%
Interest expenses	(495,000)	(2.5)%	(2,052)	(0.0)%
Other income	271,211	1.4%	—	—%
Total other income (expense), net	(100,904)	(0.5)%	38,805	0.2%

Income before income tax expense	$889,000	4.6%	$3,421,896	17.8%

Provision for income taxes	(218,523)	(1.1)%	(945,236)	(4.9)%

Income from continuing operations, net of income taxes	670,477	3.5%	2,476,660	12.9%
Income from discontinued operations, net of income taxes	—	—%	1,481,254	7.7%
Net income	$670,477	3.5%	$3,957,914	20.6%
Net income attributable to noncontrolling interests	$—	—%	$1,481,254	7.7%
Net income attributable to common stockholders	$670,477	3.5%	$2,476,660	12.9%
Other Financial Data:
Adjusted EBITDA(1)	$2,270,745	11.7%	$4,799,125	25.1%

(1)	We define adjusted EBITDA as income from continuing operations, net of income taxes before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense and public company readiness costs deemed not capitalizable. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to income from continuing operations, net of income taxes, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Fiscal Year Ended December 31,
	2024	2023
Reconciliation from Income from Continuing Operations, Net of Income Taxes to Adjusted EBITDA:
Income from continuing operations, net of income taxes	$670,477	$2,476,660
Interest (income) expenses	372,115	(38,805)
Depreciation and amortization	541,141	339,300
Income tax expense	218,523	945,236
Stock-based compensation expense	468,489	—
Public company readiness costs deemed not capitalizable	—	1,076,734
Total net adjustments	1,600,268	2,322,465
Adjusted EBITDA	$2,270,745	$4,799,125

Consolidated Balance Sheet Data

	December 31,
	2024	2023
Cash and cash equivalents	$7,849,248	$2,416,350
Accounts receivable, net	1,647,103	2,235,666
Other receivables	500,252	1,681,100
Software	3,962,461	3,561,385
Total assets	15,768,489	11,503,292
Total liabilities	2,599,461	5,410,066
Total stockholders’ equity	13,169,028	6,093,226

Cash and cash equivalents

As of December 31, 2024, the balance of cash and cash equivalents increased by $5,432,898 to $7,849,248, from $2,416,350 as of December 31, 2023. This increase was mainly attributable to $4,093,444 provided by financing activities. On December 24, 2024, we completed our IPO of 2,300,000 shares of Class A common stock. Please refer to “Liquidity and Capital Resources” for additional information.

Accounts receivable, net

As of December 31, 2024, the balance of accounts receivable decreased by $588,563 to $1,647,103, from $2,235,666 as of December 31, 2023. This decrease was mainly attributable to process improvements and the automation of our accounts receivable (AR) system. The accounts receivable turnover period for the year ended December 31, 2024 was 29 days, representing a 13-day reduction from 42 days for the year ended December 31, 2023.

Other receivables

As of December 31, 2024, the balance of other receivables decreased by $1,180,848 to $500,252, from $1,681,100 as of December 31, 2023. This decrease was mainly attributable to the collection of $1,269,595 from Deferred Administrative Surplus for the year ended December 31, 2024.

Software

As of December 31, 2024, the balance of software increased by $401,076 to $3,962,461, from $3,561,385 as of December 31, 2023. This increase was mainly attributable to a $927,868 investment in new software development and a $14,349 increase in completed existing software, partially offset by a $541,141 increase in accumulated amortization for the year ended December 31, 2024.

Total liabilities

As of December 31, 2024, the balance of total liabilities decreased by $2,810,605 to $2,599,461, from $5,410,066 as of December 31, 2023. This decrease was mainly attributable to the reduction in accounts payable and accrued expenses, resulting from a $1,650,000 payment made in January 2024 for the purchase of Deferred Administrative Surplus, as well as the full repayment of notes payable with a $1,650,000 principal upon maturity in September 2024.

Total stockholders’ equity

As of December 31, 2024, the balance of total stockholders’ equity increased by $7,075,802 to $13,169,028, from $6,093,226 as of December 31, 2023. This increase was mainly attributable to our net proceeds of $5,936,836 from our IPO, after deducting offering costs, underwriting discounts and commissions. Please refer to our Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of Years Ended December 31, 2024 and 2023

Revenues

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	6,649,271	34.1%	8,226,852	43.0%	(1,577,581)	(19.2)%
Revenues from fees	12,841,635	65.9%	10,924,650	57.0%	1,916,985	17.5%
SMR	9,849,300	50.5%	8,085,596	42.2%	1,763,704	21.8%
HI Card	2,992,335	15.4%	2,839,054	14.8%	153,281	5.4%
Total revenues	19,490,906	100.0%	19,151,502	100.0%	339,404	1.8%

Revenues increased by $0.3 million, or 1.8%, to $19.5 million for the year ended December 31, 2024, from $19.2 million for the year ended December 31, 2023. We took a strategic approach to moderating growth in order to achieve critical milestones.

In the third quarter of 2024, we developed new healthcare plan products and established a partnership with a new carrier. We began developing AI-assisted underwriting solutions for mid-sized businesses with more than 150 employees. In the fourth quarter of 2024, we beta-tested these products for mid-sized employers, which unlocked a significant expansion in the addressable market.

Revenues from underwriting modeling decreased by $1.6 million, or 19.2%, for the year ended December 31, 2024, compared to the same period in 2023. This temporary decline was primarily due to the increased offering of A-rated insurance policies, which resulted in lower underwriting fees.

Despite this decline, revenues from fees increased by $1.9 million, or 17.5%, over the same period. The growth in revenues from fees was mainly attributable to the higher program fee payments for better medical network coverage and enhanced health benefits from businesses that purchased A-rated insurance policies, which more than offset the decline in underwriting revenues.

Cost of revenues

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	4,051,439	20.8%	2,303,911	12.0%	1,747,528	8.8%

Cost of revenues increased by $1.7 million to $4.0 million for the year ended December 31, 2024, from $2.3 million for the year ended December 31, 2023. As a percentage of revenue, cost of revenues increased to 20.8% for the year ended December 31, 2024, from 12.0% for the same period in 2023. This increase was mainly attributable to $1.4 million in higher cost for channel partner and new captive management fee and a $0.2 million increase in amortization of software, most of which was completed in May 2023.

The captive management activities involve third-party captive management companies that assist us in managing relationships with unrelated carriers, their regulators, and auditor firms to ensure that our service offerings carry minimal risk. Of the $1.4 million increase in captive management activity costs, $0.9 million was attributable to deconsolidation. Historically, these costs were incurred by our consolidated entity and reflected as discontinued operations. These five-month costs incurred and reflected in discontinued operations were approximately $0.9 million for the year ended December 31, 2023. The remaining increase was attributable to adding a new captive management partner related to the new products and new channels launched in July 2024.

Sales and marketing expenses

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	3,158,257	16.2%	3,380,375	17.7%	(222,118)	(1.5)%

Sales and marketing expense decreased by 0.2 million to $3.2 million for the year ended December 31, 2024, compared to 3.4 million for the year ended December 31, 2023. As a percentage of revenue, sales and marketing expenses decreased to 16.2% for the year ended December 31, 2024, compared to 17.7% for the same period in 2023. This reduction was primarily due to a $0.2 million decrease in sales promotions for products originally designed for small employers, primarily driven by our strategic shift to diversify offerings by introducing new solutions for mid-sized employers during this period.

General and administrative expenses

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	4,380,589	22.5%	3,262,253	17.0%	1,118,336	5.5%
Administrative division	4,096,818	21.0%	3,740,342	19.6%	356,476	1.4%
Public company readiness costs not deemed capitalizable	—	—%	1,076,734	5.6%	(1,076,734)	(5.6)%
Total General and administrative expenses	8,477,407	43.5%	8,079,329	42.2%	398,078	1.3%

General and administrative expenses increased by $0.4 million to $8.5 million for the year ended December 31, 2024, from $8.1 million for the year ended December 31, 2023. As a percentage of revenue, general and administrative expenses increased to 43.5% for the year ended December 31, 2024, from 42.2% for the same period in 2023.

We bifurcate general and administrative expenses as follows:

Administrative division — The administrative division mainly represents payroll and benefits expenses incurred related to Executives, Human Resources, Accounting, and Finance related personnel.

Operations division — The operations division mainly consists of payroll and benefits expenses incurred related to our underwriting, claims management, operations development, and enrollment personnel.

Public company readiness costs not deemed capitalizable — The public company readiness costs not deemed capitalizable category relates to services provided by our services providers that while related to our pending initial public offering, are not directly attributable to such pending initial public offering.

The increase in general and administrative expenses for the year ended December 31, 2024, were primarily attributable to the expansion of our administrative and operations divisions. The growth in personnel within our in-house operational, claims, and underwriting teams was essential to supporting our expanding customer base and the rising demand for A-rated insurance policies. Additionally, the expansion of our administrative division enabled us to handle more tasks internally, contributing to greater operational efficiency and long-term cost optimization.

Offsetting these increases, public company readiness costs not deemed capitalizable decreased by approximate $1.1 million in 2024, as a significant portion of our public company preparation work was completed in 2023.

Research and development expenses

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	2,813,899	14.4%	2,004,796	10.5%	809,103	3.9%

Research and development expenses increased by $0.8 million to $2.8 million for the year ended December 31, 2024, from $2.0 million for the year ended December 31, 2023. As a percentage of revenue, research and development expenses increased to 14.4% for the year ended December 31, 2024, compared to 10.5% for the same period in 2023. This increase was primarily attributable to the increase in personnel-related costs related to IT compliance, IT information security and new product service research and development. We continue to prioritize investments in innovation, including developing customized features and optimizing our system and service platforms to enhance customer convenience.

Provision for income taxes

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(218,523)	(1.1)%	(945,236)	(4.9)%	726,713	3.8%

Provision for income taxes decreased by $0.7 million to $0.2 million for the year ended December 31, 2024, from $0.9 million for the year ended December 31, 2023. This decrease was primarily attributable to reduction in our income before tax, which resulted from higher operating expenses mainly driven by the increase in headcount to expand our in-house departments.

Income from discontinued operations, net of income taxes

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income from discontinued operations, net of income taxes	—	—%	1,481,254	7.7%	(1,481,254)	(7.7)%

Income from discontinued operations, net of income taxes, was $1.5 million for the year ended December 31, 2023. At the end of May 2023, our CEO, Tim Johnson, sold his ownership of a self-insurance carrier business to an unrelated third-party. As of that date, we had no continuing significant involvement in the operations of the carrier, and it was controlled by an independent third-party. Accordingly, the profit or loss of the self-insurance carrier business for the year ended December 31, 2023, is presented as discontinued operations.

Adjusted EBITDA

	Fiscal Year Ended December 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	2,270,745	11.7%	4,799,125	25.1%	(2,528,380)	(13.4)%

Adjusted EBITDA decreased by $2.5 million to $2.3 million for the year ended December 31, 2024, from $4.8 million for the year ended December 31, 2023. As a percentage of revenue, adjusted EBITDA decreased to 11.7% for the year ended December 31, 2024, from 25.1% for the same period in 2023. This decrease was primarily due to the higher operating expenses mainly driven by the increase in experienced high caliber managers.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash from operating activities, short-term loans, our IPO completed in December 2024, and our issuance of Series A Convertible Preferred Stock for $2 million to an institutional investor, which was converted in to shares of Class A Common Stock in August 2023 on a one for one basis.

Our cash and cash equivalents as of December 31, 2024 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe that our cash generated from our operating activities will allow for us to continue as a going concern at least twelve months from the date of this Annual Report on Form 10-K.

Summary of Cash Flows — Continuing Business

	Fiscal Year Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$2,176,209	$1,484,527
Investing activities	(836,755)	(1,944,361)
Financing activities	4,093,444	1,388,231
Increase in cash and cash equivalents	$5,432,898	$928,397

Operating Activities

Net cash provided by operating activities increased by $0.7 million to $2.2 million for the year ended December 31, 2024, compared to $1.5 million for the same period in 2023, primarily due to process improvements and the automation of our accounts receivable (AR) system. Cash provided by operating activities for the year ended December 31, 2024, principally resulted from our income from continuing operations, net of income taxes $0.7 million, $1.3 million in adjustments for non-cash items primarily related to amortization, amortization of debt discount and stock-based compensation expense, and $0.2 million of cash provided by changes in working capital, including a decrease in accounts receivable of $0.6 million, a decrease in other receivables of $1.2 million, an increase in prepaid expenses and other current assets of $0.5 million, a decrease in accounts payable and accrued expenses of $0.9 million and a decrease in income taxes payable of $0.2 million.

Cash provided by operating activities for the year ended December 31, 2023 principally resulted from our income from continuing operations, net of income taxes $2.5 million, $0.5 million in adjustments for non-cash items primarily related to amortization and deferred tax expenses, and offset by $1.5 million of cash used to fund changes in working capital, including an increase in accounts receivable of $1.3 million, an increase in other receivables of $1.7 million, a decrease in due to discontinued operations of $0.7 million and an increase in accounts payable and accrued expenses of $2.1 million.

Investing Activities

Cash used in investing activities decreased by $1.1 million to $0.8 million for the year ended December 31, 2024, compared to $1.9 million for the year ended December 31, 2023. The primary use of cash used in investing activities in 2024 were related to the development of our internal-use software, reflecting our continued investment in enhancing all our technology platforms.

Cash used in investing activities for the year ended December 31, 2023 principally resulted from the development of our internal-use software of $1.1 million and funds issued pursuant to Promissory Note Agreement with Kang Youle Limited where HIT has entered into a lending agreement of $0.8 million.

Financing Activities

Net cash provided by financing activities was $4.1 million for the year ended December 31, 2024, compared to $1.4 million for the year ended December 31, 2023. The increase was primarily driven by $8.2 million in net proceeds from the issuance of Class A common stock in connection with our IPO. However, this was partially offset by $2.0 million in payments of deferred offering cost and $2.1 million in repayments of notes payable.

Net cash provided by financing activities for the year ended December 31, 2023 principally resulted from $1.7 million in proceeds from short-term loans and partially offset by $0.3 million in payments of deferred offering costs.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligation as of December 31, 2024. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligation	236,290	83,798	152,492	—	—

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this standard effective January 1, 2024 using a retrospective method.

We do not believe that any other recently issued but not yet effective accounting pronouncements are expected to have a material effect on our consolidated financial statements.

JOBS Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to early adopt certain new accounting standards, as disclosed herein. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 14, 2025, the board of directors of the Company appointed Chris Kurtenbach, who served as the Company’s Senior Vice President of Operations from November 2024 to March 2025, to the position of Chief Operating Officer, effective on March 17, 2025. For the information required by Items 401(b) and (d) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for terms related to his employment agreement with the Company, see “Part III - Item 10 —Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K, the relevant portions of which are incorporated herein by reference.

There is no arrangement or understanding between Mr. Kurtenbach and any other person pursuant to which he was appointed as Chief Operating Officer. There are no family relationships between Mr. Kurtenbach and any of the Company’s directors, executive officers or persons nominated or chosen by the Company to become a director or executive officer of the Company. There are no transactions between Mr. Kurtenbach and the Company that would be required to be reported under Item 404(a) of Regulation S-K of the Exchange Act.

On March 14, 2025, the board of directors of the Company approved the replacement of (Jonathan) Del Lockett as Chief Operating Officer with Chris Kurtenbach as disclosed above, effective March 17, 2025. Mr. Lockett will continue to serve the Company as Chief Strategy Officer commencing on March 17, 2025. Mr. Lockett’s compensation will remain unchanged as a result of his new role as Chief Strategy Officer. This change in roles was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of March 17, 2025:

Name	Age	Position
Executive Officers
Tim Johnson	59	Chief Executive Officer and Director
Julia (LinLin) Qian	50	Chief Financial Officer and Director
Chris Kurtenbach	60	Chief Operating Officer
Jonathan (Del) Lockett	64	Chief Strategy Officer
Imran Yousuf	32	Chief Technology Officer
Dustin Plantholt	41	Chief Growth Officer
Jennifer Guerrica	48	Chief Information Security Officer
Lori Babcock	61	Chief of Staff
Board of Directors (Non-Employee)
William D. Howard	65	Director
Chike Umemezia	40	Director
Lynn Liang	62	Director
Timothy Hayes	76	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Executive Officers

Tim Johnson

Mr. Johnson has served as our Chief Executive Officer and as a member of our board of directors since our founding in 2014. Mr. Johnson has over 30 years of experience as an entrepreneur and has founded multiple successful companies in medical insurance sectors. Mr. Johnson has extensive knowledge in stop loss insurance and self-funded benefits space Mr. Johnson received his Master of Business Analytics from Missouri Western State College in 1988. We believe Mr. Johnson is qualified to serve on our board of directors because he is a founder of the Company and he has significant knowledge and experience in the insurance services industry.

Julia (LinLin) Qian

Ms. Qian has served as our Chief Financial Officer since September 2022 and as a member of our board of directors since April 2024. Ms. Qian’s areas of responsibility include financial accounting and capital markets. Prior to joining the Company, Ms. Qian was Managing Director at The Blueshirt Group from December 2018 to September 2022 and was Senior Vice President at Citi FinTech, Citi Group, she held various leadership roles with Citi from April 2012 to November 2018 which includes Senior VP of US retail banking and distribution, Strategy lead of Global Consumer Bank and Regional director of secured lending Asia. Ms. Qian has over 20 years of leadership experience in global financial services, capital markets and fortune 100 companies. Ms. Qian received her Bachelor in International Accounting from Shanghai University of Finance and Economics in 1995 and Master of Business Administration from Shanghai Jiaotong University in 2003. We believe Ms. Qian is qualified to serve on our board of directors because of her extensive financial accounting and capital markets experience.

Chris Kurtenbach

Mr. Kurtenbach has been our Chief Operating Officer since March 2025. Mr. Kurtenbach has over 30 years of experience in operations across multiple industries and functional areas. Mr. Kurtenbach served as Senior Vice President of Operations at Health In Tech from November 2024 to March 2025. Prior to that, he served as the VP of Service and Operations at BCS Financial Corporation, a company that provides a wide range of insurance and financial solutions for Blue Cross and Blue Shield organizations and commercial partners nationwide, from October 2017 to November 2024, Senior VP at LifeWatch, an ambulatory cardiac monitoring service, from May 2016 to August 2017, and VP of Operation and VP of Business and Product Operations at AIM Specialty Health (now Carelon Medical Benefits Management Inc.), a medical benefits management service, from June 2012 to May 2016. He has proven track record in building high performing organizations through a “roll-up my sleeves technique,” diving into the details and understanding the strengths and weaknesses of the teams, the systems and the processes. Mr. Kurtenbach received his Bachelor of Science in Computer Science from Olivet Nazarene University in 1987.

Jonathan (Del) Lockett

Mr. Lockett has been our Chief Strategy Officer since March 2025, and previously served as Chief Operating Officer from January 2022 to March 2025. He joined the company as National Sales Director in June 2019. Mr. Lockett coordinates with Mr. Johnson to enhance sales, expand the company’s capabilities, and strengthen support systems. Prior to joining the company, Mr. Lockett was owner and operator at Sawgrass Benefit Consultant and President and Director of Operations at Claim Doc, Inc. where he was also a member of the Board of Directors. Mr. Lockett began his career as an entrepreneur in the financial software development industry, giving him a unique skill set and ability to operate as a leader and subject matter expert in all of the mission critical areas of the company, including sales, operations, risk, finance, and information technology. Mr. Lockett studied Information Technology, Accounting, Economics at Virginia Commonwealth University from 1980 to 1983 and Business Administration at Richard Bland College, of the College of William and Mary from 1978 to 1983, but in each case did not receive a degree.

Imran Yousuf

Mr. Yousuf has been our Chief Technology Officer since July 2024. He is a distinguished engineering executive, with over 10 years of strategic leadership experience. Prior to joining the company, Mr. Yousuf served as Founder and Chief Executive Officer of risq from August 2023 to July 2024. Prior to that, he acted as Engineering Leader, Pricing at Airbnb, Inc. from March 2023 to August 2023, Director of Engineering at Hippo Insurance Services from November 2020 to August 2023, and as Engineering Leader at StubHub from May 2015 to February 2020. Mr. Yousuf received his MBA from the University of Illinois, Urbana-Champaign in 2018, a Master of Science degree in Computer Science from the Georgia Institute of Technology in 2020, and four Bachelor degrees from the University of California, Berkeley in 2016.

Dustin Plantholt

Mr. Plantholt has been our Chief Growth Officer since March 2025. Mr. Plantholt has over 20 years of experience in insurance, emerging technology, and media, focusing on business growth, innovation, and strategic leadership. Mr. Plantholt has served as Chief Executive Officer at BlockBuzz Inc., a strategy, media and partnership advisory company, since November 2018. Previously, he served as Chief Executive Officer at Life’s Tough Media from July 2019 to June 2023, Senior Editor at Forbes Monaco from September 2021 to February 2023, Executive Vice President at Optimed Health, Inc. from September 2017 to November 2018, and Chief Sales & Marketing Officer at Evergreen Health, Inc. from October 2016 to September 2017.

Jennifer Guerrica

Ms. Guerrica has been our Chief Information Security Officer since March 2025. Ms. Guerrica is an accomplished cybersecurity executive with over 20 years of experience in the field. Ms. Guerrica previously served as the VP of Information Security & Compliance at Health In Tech from October 2022 to March 2025. Prior to that, she served as a Security Architect at Allegiant Air, an airline focused on serving leisure traffic from small and medium-sized cities, from November 2015 to September 2022. In these roles, she gained invaluable expertise in regulatory compliance, with a particular focus on Sarbanes-Oxley (SOX) requirements. Ms. Guerrica’s deep understanding of regulatory frameworks, combined with her ability to design and implement robust security architectures, has enabled her to safeguard complex digital environments while maintaining high standards of compliance.

Lori Babcock

Ms. Babcock has been our Chief of Staff since September 2022. Ms. Babcock’s areas of responsibility include staffing, account executive, and human resources. Prior to joining the company, Ms. Babcock was the Controller at Stone Mountain Risk from August 2011 to August 2022. Ms. Babcock attended Washburn University until 1983, but did not receive a degree.

Non-Employee Directors

William D. Howard

Mr. William D. Howard has served as an independent director since December 2024. Mr. Howard has decades of experience in the legal and insurance industry. Since 1984, Mr. Howard has served as an attorney and a partner at Howard Law Group, a legal service provider. Mr. Howard received a Bachelor’s Degree in Chemistry and Economics from Kalamazoo College in 1981 and a Juris Doctor Degree from Washington University in 1984. We believe Mr. Howard’s extensive legal experience qualifies him to serve as our director.

Chike Umemezia

Mr. Chike Umemezia has served as an independent director since December 2024. Mr. Umemezia has worked with many companies and has extensive experience in business planning, operational management and risk control. Since November 2021, Mr. Umemezia has served as the President and a director at IIDC Pacific LLC, a real estate investment and management company. Since 2017, Mr. Umemezia has served as the Chief Executive Officer, Managing Partner, and a director at Ironbrand Investment Development Company, a Nigerian company specializing in real estate development and management. From 2010 to 2017, Mr. Umemezia worked as an Executive Officer at the Ministry of Niger Delta Affairs. From 2006 to 2009, Mr. Umemezia served as the Vice President at Julius & Joel Management Consultancy, a management consulting firm. Mr. Umemezia received a Diploma in Computer Engineering from the University of Benin, Nigeria in 2005 and a Bachelor’s Degree in Business Administration from the University of Benin, Nigeria in 2008. We believe that Mr. Umemezia’s consulting background and experience position him to provide invaluable input to our company and qualify him to serve as our director.

Lynn Liang

Ms. Lynn Liang has served as an independent director since December 2024. From 2002 until the present, Ms. Liang has been employed as a senior software engineer at WEC Energy Group. In this role, Ms. Liang led software development initiatives as a subject matter expert and primary point-of-contact for project management staff. She also worked closely with other business analysts, development teams, and infrastructure specialists to deliver high availability solutions. Ms. Liang received a Master of Science in Computer and Information Sciences from the University of Wisconsin — Milwaukee in 1996 and a Bachelor of Science from Chongqing City University in 1983. We believe that Ms. Liang’s background and experience in information technology and computer software make her well qualified to serve as our director.

Timothy Hayes

Mr. Timothy Hayes has served as an independent director since December 2024. Mr. Hayes worked as a senior tax manager at Deloitte and Touche from 1989 to 2008, providing tax planning, audit representation and return preparation services to firm clients. From 1994 to 2006, Mr. Hayes was a board member of California Taxpayers Association. From 1986 to 1989, Mr. Hayes worked as a tax auditor at California Franchise Tax Board, performing California State Franchise and Income Tax audits of corporations and individuals. From 1985 to 1986, Mr. Hayes worked as a sales tax auditor at California State Board of Equalization, performing California Sales Tax audits of businesses. Mr. Hayes was a Certified Public Accountant in California until his retirement in 2014. Mr. Hayes received a Bachelor of Science Degree in Accounting from California State University, Sacramento in 1982. We believe Mr. Hayes’ extensive financial accounting and audit experience qualifies him to serve as our director.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Board Composition

Our board of directors consists of six (6) members.

Director Independence. Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Tim Johnson and Julia Qian, including for purposes of the rules of Nasdaq and relevant federal securities laws and regulations.

Term of Office. In accordance with the terms of our Articles of Incorporation and Bylaws, at each annual meeting of the stockholders, the holders of shares of stock entitled to vote in the election of directors will elect directors to hold office until their term expires or until the director’s earlier death, resignation, disqualification, or removal. The first two directors elected as members of the Board of Directors have an initial three-year term, after which the terms for each of such first two directors, if reelected, will be one-year terms. All other directors will be elected for one-year terms.

Our Bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors, but shall not consist of more than eleven (11) directors.

Committees of the Board of Directors

Our board of directors establishes an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Each of the below committees has a written charter approved by our board of directors. Each of the committees reports to our board of directors as such committee deems appropriate and as our board of directors may request. Copies of each charter has been posted on the investor relations section of our website. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is comprised of William Howard, Chike Umemezia and Timothy Hayes, with Timothy Hayes serving as chair of the committee. Our board of directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the applicable Nasdaq rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Timothy Hayes qualifies as an audit committee financial expert under Item 407 of Regulation S-K. We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee is comprised of William Howard, Chike Umemezia, Lynn Liang and Timothy Hayes, with Chike Umemezia serving as chair of the committee. Each member of this committee will be a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. The composition of our compensation committee meets the requirements for independence under the Nasdaq listing standards, including the applicable transition rules. We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees; and

●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Governance Committee

Our nominating and governance committee is comprised of William Howard, Chike Umemezia and Timothy Hayes, with William Howard serving as the chair of the committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board of Directors, and recommending to the Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the our securities by directors, officers and employees. Such policies are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. Our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investor relations section of our website. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website or in a Current Report on Form 8-K.

Clawback Policy

Our board of directors has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recoupment of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and the Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows all of the compensation awarded to or earned by or paid to our named executive officers for 2023 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stocks Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tim Johnson	2024	420,000	46,500	—	—	—	466,500
Chief Executive Officer	2023	420,000	150,000	108,290	519,193	—	1,197,483
Julia (Linlin) Qian	2024	360,000	47,500	—	—	—	407,500
Chief Financial Officer	2023	360,000	86,000	107,806	502,800	—	1,056,606
Imran Yousuf	2024	119,898	11,500	180,000	180,000	—	491,398
Chief Technology Officer	2023	—	—	—	—	—	—

Employment Agreements

In July 2023, we entered into executive employment agreements with each of senior executive officers in connection with their employment with us, the material terms of which are described below. Except as noted below, these executive employment agreements provide for “at will” employment.

Summary of Employment Agreement with Tim Johnson

Under the terms of Mr. Johnson’s employment agreement dated July 27, 2023, Mr. Johnson is entitled to an annual base salary of $420,000. Mr. Johnson is eligible to receive a discretionary annual cash bonus based on individual and company performance as determined by the Company’s Board of Directors. During the term of his employment, Mr. Johnson is eligible to participate in the Company’s equity incentive plan, as determined by the Company’s board of directors or the compensation committee. Mr. Johnson is eligible to participate in regular health insurance, life insurance, and disability insurance offered by the Company and other employee benefit plans as established by the Company, as well as reimbursement of reasonable and pre-approved out-of-pocket business expenses incurred in the performance of services to the Company.

In addition, in consideration of the payments and benefits provided under his employment agreement, Mr. Johnson has agreed to certain invention assignment, confidentiality and other restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Johnson’s employment and for two (2) years thereafter.

Summary of Employment Agreement with Julia (Linlin) Qian

Under the terms of Ms. Qian’s employment agreement dated July 27, 2023, Ms. Qian is entitled to an annual base salary of $360,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Chris Kurtenbach

Under the terms of Mr. Kurtenbach’s employment agreement dated March 17, 2025, Mr. Kurtenbach is entitled to an annual base salary of $300,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Jonathan (Del) Lockett

Under the terms of Mr. Lockett’s employment agreement dated July 27, 2023, Mr. Lockett is entitled to an annual base salary of $360,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Imran Yousuf

Under the terms of Mr. Yousuf’s employment agreement dated July 16, 2024, Mr. Yousuf is entitled to an annual base salary of $280,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Dustin Plantholt

Under the terms of Mr. Plantholt’s employment agreement dated March 17, 2025, Mr. Plantholt is entitled to an annual base salary of $280,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Jennifer Guerrica

Under the terms of Ms. Guerrica’s employment agreement dated March 17, 2025, Ms. Guerrica is entitled to an annual base salary of $212,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Lori Babcock

Under the terms of Ms. Babcock’s employment agreement dated July 27, 2023, Ms. Babcock is entitled to an annual base salary of $230,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Outstanding Equity Awards as of December 31, 2024

The following table presents the outstanding equity incentive plan awards held by the named executive officers as of December 31, 2024.

	Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable*(3)	Option Exercise Price Per Share ($)*	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested*	Market Value of Shares of Units of Stock that Have Not Vested ($)(2)
Tim Johnson	7/1/2023	126,297	608,410	0.71	7/1/2028	7/1/2023	120,090	84,864
Julia (Linlin) Qian	7/1/2023	103,100	608,410	0.71	7/1/2028	7/1/2023	120,090	84,864
Imran Yousuf	8/6/2024	—	100,000	1.80	8/6/2029	8/6/2024	100,000	180,000

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.
(1)	All of the awards were granted under the 2022 Plan, the terms of which are described below under “— 2022 Equity Incentive Plan.”
(2)	These shares of restricted stock have vesting conditions that require a certain duration of services from the grantee since our initial public offering, and were each granted at no monetary consideration at fair values of $0.71 and $1.80 per share of restricted stock granted on July 1, 2023 and August 6, 2024, respectively.
(3)	These shares of option have vesting conditions that require a certain duration of services from the grantee after our initial public offering.

2022 Equity Incentive Plan

On June 4, 2024, we effected a 1.5-for-1 stock split of our common stock. All share, restricted stock, stock options and per share information throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

On December 21, 2022, we adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provided for the issuance of 4,501,683 shares of our Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. As of the date of this Annual Report on Form 10-K, we have granted an aggregate of 1,145,182 shares of restricted stock and 2,320,505 options to various key employees, directors, and consultants under the 2022 Plan. Upon the consummation of our initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the 1,145,182 shares of restricted stock and 2,320,505 options outstanding in the plan as of December 31, 2024. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

Our board of directors and stockholders have adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. The purpose of the 2024 Plan is to help us attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value.

Administration. The 2024 Plan is administered by the compensation committee of the board, which consists of three members of the board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of any applicable listing requirements. If a member of the compensation committee is eligible to receive an award under the 2024 Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the 2024 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of Class A Common Stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the Class A Common Stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2024 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2024 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A, unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

Grant of Awards; Shares Available for Awards. The 2024 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to directors, officers, employees and nonemployee consultants of Health In Tech, Inc. or its affiliates. The aggregate number of shares of Class A Common Stock reserved and available for grant and issuance under the 2024 Plan is 7,677,849. No more than 4,501,683 shares of Class A Common Stock in the aggregate may be issued under the 2024 Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the 2024 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2024 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2024 Plan. The 2024 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the board of directors. The board of directors in its discretion may terminate the 2024 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2024 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2024 Plan as well. The number of stock options and/or shares of restricted stock to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or shares of restricted stock is dependent upon various factors such as hiring requirements and job performance.

Stock Options. The 2024 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under Section 422 of the Code, or “nonqualified stock options” (“NQSOs”). Stock options may be granted on such terms and conditions as the compensation committee may determine, which shall be specified in the option agreement; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of Class A Common Stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of Class A Common Stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Class A Common Stock between the date of grant and the date of exercise. The compensation committee shall set forth in the applicable SAR award agreement the terms and conditions of the SAR, including the base value for the SAR (which shall not be less than the fair market value of a share on the date of grant), the number of shares subject to the SAR and the period during which the SAR may be exercised and any other special rules and/or requirements which the compensation committee imposes on the SAR. No SAR shall be exercisable after the expiration of ten (10) years from the date of grant. SARs may be granted in tandem with, or independently of, stock options granted under the 2024 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Class A Common Stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of Class A Common Stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values. The compensation committee shall set forth in the applicable award agreement the performance goals and objectives and the period of time to which such goals and objectives shall apply. If such goals and objectives are achieved, such distribution of shares, or payment in cash, as the case may be, shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the Company’s fiscal year to which such performance goals and objectives relate, unless otherwise structured to comply with Code Section 409A.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or Class A Common Stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of Class A Common Stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award (but not an option or SAR award) under the 2024 Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award. The compensation committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional Class A Common Stock shares, or is to be entitled to choose among such alternatives.

Restricted Stock Awards. A restricted stock award is a grant or sale of Class A Common Stock to the holder, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the compensation committee or the board of directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such instalments or otherwise, as the compensation committee or the board of directors may determine at the date of grant or purchase or thereafter. If provided for under the restricted stock award agreement, a participant who is granted or has purchased restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the compensation committee or the board of directors or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, exchanged, hypothecated, or otherwise disposed of by the participant.

Restricted Stock Unit Awards. A restricted stock unit award provides for a grant of shares or a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The compensation committee shall set forth in the applicable restricted stock unit award agreement the individual service-based vesting requirements which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of an ordinary share, or one ordinary share, as determined in the sole discretion of the compensation committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the holder satisfies the applicable vesting requirements. Such payment or distribution shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested, unless otherwise structured to comply with Code Section 409A. A restricted stock unit shall not constitute an equity interest in the Company and shall not entitle the Holder to voting rights, dividends or any other rights associated with ownership of Shares prior to the time the Holder shall receive a distribution of Shares.

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of our Class A Common Stock to the employees, non-employee directors or non-employee consultants that are not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Change-in-Control Provisions. The compensation committee may, in its sole discretion, at the time an award is granted or at any time prior to, coincident with or after the time of a change in control, cause any award either (i) to be cancelled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of Class A Common Stock in the change in control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following such change in control; (iii) accelerate any time periods, or waive any other conditions, relating to the vesting, exercise, payment or distribution of an award so that any award to a holder whose employment has been terminated as a result of a change in control may be vested, exercised, paid or distributed in full on or before a date fixed by the compensation committee; (iv) to be purchased from a holder whose employment has been terminated as a result of a change of control, upon the holder’s request, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) terminate any then outstanding award or make any other adjustment to the awards then outstanding as the compensation committee deems necessary or appropriate to reflect such transaction or change. The number of shares subject to any award shall be rounded to the nearest whole number.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the 2024 Plan, and amend, suspend or terminate the 2024 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2024 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws.

Certain U.S. Federal Income Tax Consequences of the Plan

The following is a general summary of certain U.S. federal income tax consequences under current tax law to the Company (to the extent it is subject to U.S. federal income taxation on its net income) and to participants in the Plan who are individual citizens or residents of the United States for federal income tax purposes (“U.S. Participants”) of stock options which are ISOs, or stock options which are NQSOs, unrestricted stock, restricted stock, restricted stock units, performance stock, performance units, SARs, and dividend equivalent rights. This summary does not purport to cover all of the special rules that may apply, including special rules relating to limitations on our ability to deduct certain compensation, special rules relating to deferred compensation, golden parachutes, U.S. Participants subject to Section 16(b) of the Exchange Act or the exercise of a stock option with previously-acquired Class A Common Stock shares. This summary assumes that U.S. Participants will hold their Class A Common Stock shares as capital assets within the meaning of Section 1221 of the Code. In addition, this summary does not address the foreign, state or local or other tax consequences, or any U.S. federal non-income tax consequences, inherent in the acquisition, ownership, vesting, exercise, termination or disposition of an award under the Plan, or Class A Common Stock shares issued pursuant thereto. Participants are urged to consult with their own tax advisors concerning the tax consequences to them of an award under the Plan or Class A Common Stock shares issued thereunder pursuant to the Plan.

A U.S. Participant generally does not recognize taxable income upon the grant of a NQSO if structured to be exempt from or comply with Code Section 409A. Upon the exercise of a NQSO, the U.S. Participant generally recognizes ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the Class A Common Stock shares acquired on the date of exercise over the exercise price thereof, and the Company generally will be entitled to a deduction for such amount at that time. If the U.S. Participant later sells Class A Common Stock shares acquired pursuant to the exercise of a NQSO, the U.S. Participant recognizes a long-term or short-term capital gain or loss, depending on the period for which the Class A Common Stock shares were held. A long-term capital gain is generally subject to more favorable tax treatment than ordinary income or a short-term capital gain. The deductibility of capital losses is subject to certain limitations.

A U.S. Participant generally does not recognize taxable income upon the grant or, except for purposes of the U.S. alternative minimum tax (“AMT”) the exercise, of an ISO. For purposes of the AMT, which is payable to the extent it exceeds the U.S. Participant’s regular income tax, upon the exercise of an ISO, the excess of the fair market value of the Class A Common Stock shares subject to the ISO over the exercise price is a preference item for AMT purposes. If the U.S. Participant disposes of the Class A Common Stick shares acquired pursuant to the exercise of an ISO more than two years after the date of grant and more than one year after the transfer of the Class A Common Stock shares to the U.S. Participant, the U.S. Participant generally recognizes a long-term capital gain or loss, and the Company will not be entitled to a deduction. However, if the U.S. Participant disposes of such Class A Common Stock shares prior to the end of either of the required holding periods, the U.S. Participant will have ordinary compensation income equal to the excess (if any) of the fair market value of such shares on the date of exercise (or, if less, the amount realized on the disposition of such shares) over the exercise price paid for such shares, and the Company generally will be entitled to deduct such amount.

A U.S. Participant generally does not recognize income upon the grant of a SAR. The U.S. Participant recognizes ordinary compensation income upon exercise of the SAR equal to the increase in the value of the underlying shares, and the Company generally will be entitled to a deduction for such amount.

A U.S. Participant generally does not recognize income on the receipt of a performance stock award, performance unit award, restricted stock unit award, unrestricted stock award or dividend equivalent rights award until a cash payment or a distribution of Class A Common Stock shares is received thereunder. At such time, the U.S. Participant recognizes ordinary compensation income equal to the excess, if any, of the fair market value of the Class A Common Stock shares or the amount of cash received over any amount paid therefor, and the Company generally will be entitled to deduct such amount at such time.

A U.S. Participant who receives a restricted stock award generally recognizes ordinary compensation income equal to the excess, if any, of the fair market value of such Class A Common Stock shares at the time the restriction lapses over any amount paid for the Class A Common Stock shares. Alternatively, the U.S. Participant may make an election under Section 83(b) of the Code to be taxed on the fair market value of such Class A Common Stock shares at the time of grant. The Company generally will be entitled to a deduction at the same time and in the same amount as the income that is required to be included by the U.S. Participant.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the past fiscal year been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see the section titled “Certain Relationships and Related Party Transactions”.

10b5-1 Plan

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Class A Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our Class A Common Stock outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Limitations of Liability and Indemnification Matters

Nevada law provides that our directors and officers will not be personally liable to us, our stockholders or our creditors for monetary damages for any act or omission of a director or officer other than in circumstances where the director or officer breaches his or her fiduciary duty to us or our stockholders and such breach involves intentional misconduct, fraud or a knowing violation of law and the trier of fact determines that the presumption that he or she acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted. Nevada law allows the Articles of Incorporation of a corporation to provide for greater liability of the corporation’s directors and officers. Our Articles of Incorporation do not provide for greater liability of our officers and directors than is provided under Nevada law.

Nevada law allows a corporation to indemnify officers and directors for actions pursuant to which a director or officer either would not be liable pursuant to the limitation of liability provisions of Nevada law or where he or she acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests, and, in the case of an action not by or in the right of the corporation and with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. Our Articles of Incorporation and Bylaws provide indemnification for our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We have entered into indemnification agreements with each of our directors and executive officers that may, in some cases, be broader than the specific indemnification provisions contained under Nevada law. The indemnification agreements require us, among other things, to indemnify our directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. In addition, as permitted by Nevada law, our Articles of Incorporation include provisions that eliminate the personal liability of our directors for monetary damages resulting from certain breaches of fiduciary duties as a director. The effect of these provisions is to restrict our rights and the rights of our stockholders in derivative suits to recover monetary damages against a director for breach of fiduciary duties as a director, except that a director will be personally liable for acts or omissions not in good faith or in a manner which he or she did not reasonably believe to be in or not opposed to the best interest of the corporation if, subject to certain exceptions, the act or failure to act constituted a breach of fiduciary duty and such breach involved intentional misconduct, fraud or knowing violations of law.

We are also expressly authorized to carry directors’ and officers’ insurance to protect our directors, officers, employees and agents against certain liabilities.

The limitation of liability and indemnification provisions under Nevada law and in our Articles of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. However, these provisions do not limit or eliminate our rights, or those of any stockholder, to seek non-monetary relief such as injunction or rescission in the event of a breach of a director’s fiduciary duties. Moreover, the provisions do not alter the liability of directors under the federal securities laws. In addition, your investment may be adversely affected to the extent that, in a class action or direct suit, we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Non-Employee Director Compensation

Our policy with respect to the compensation payable to our non-employee directors provides that each non-employee director will be eligible to receive compensation for his or her service consisting of cash and equity awards, including an annual board retainer of $120,000 with $40,000 in cash and $80,000 in the form of stock options vesting after one year of service. Chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees will receive $20,000, $10,000 and $10,000 per year, respectively. We intend to pay cash retainer and committee fees at the end of each quarter and grant equity awards at each annual meeting for continuing directors. Equity grants are prorated for new directors from date of appointment until the next annual meeting.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors will also be entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Articles of Incorporation and Bylaws.

No compensation was paid to our non-employee directors during the fiscal year ended December 31, 2024.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Equity awards are discretionary and are generally granted to our named executive officers and our employees on an ad hoc basis after approval of our board of directors, and after our initial public offering, by the compensation committee. We intend to grant equity awards at each annual meeting for continuing directors. Equity grants will be prorated for new directors from date of appointment until the next annual meeting. Our compensation committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation Committee Report

The compensation committee of the Board has furnished the following report during the year ended December 31, 2024. The report is not deemed to be “soliciting material” or “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into any such filing.

To the Directors of Health In Tech, Inc.:

We have reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Securities Exchange Act of 1934, as amended, with management.

Based on the review and discussions described above, we recommended to the Board of Directors of Health In Tech, Inc. (the “Company”) that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K.

Compensation Committee

Chike Umemezia (Chair)

William Howard

Lynn Liang

Timothy Hayes

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of March 17, 2025 regarding the beneficial ownership of our voting securities by:

●	each person who is known by us, based solely on a review of public filings that is the beneficial owner of more than 5% of any class of our outstanding voting securities;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 43,514,540 shares of Class A Common Stock, including 42,914,870 shares of Class A Common Stock outstanding, 599,670 shares of restricted stock outstanding, and 11,700,000 shares of Class B Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person as of a particular date, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days of such date are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

The address of each holder listed below, except as otherwise indicated, is c/o Health In Tech, Inc., 701 S. Colorado Ave, Suite 1, Stuart, FL 34994.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock**	% of Class A Common Stock	Number of Shares of Class B Common Stock**(2)	% of Class B Common Stock	% of Total Voting Power
Tim Johnson(3)	22,576,214	51.72%	9,000,000	76.92%	70.07%
Julia (LinLin) Qian(4)	8,138,831	18.65%	2,700,000	23.08%	21.88%
Chris Kurtenbach(5)	10,000	*	—	—	*
Jonathan (Del) Lockett(6)	159,997	*	—	—	*
Imran Yousuf(7)	100,000	*	—	—	*
Dustin Plantholt	—	—	—	—	—
Jennifer Guerrica(8)	45,500	*	—	—	*
Lori Babcock(9)	122,595	*	—	—	*
William D. Howard	—	—	—	—	—
Chike Umemezia	—	—	—	—	—
Lynn Liang	—	—	—	—	—
Timothy Hayes	—	—	—	—	—

All directors and executive officers as a group (12 individuals)	31,153,137	71.37%	11,700,000	100.00%	92.23%

*	Less than 1%.

**	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

(1)	The address of each holder listed above, except as otherwise indicated, is c/o Health In Tech, Inc., 701 S. Colorado Ave, Suite 1, Stuart, FL 34994. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Each share of Class B Common Stock is entitled to ten votes and is convertible at any time into one share of Class A Common Stock.

(3)	Includes 120,090 shares of restricted stock and 140,473 shares underlying stock options. Excludes 594,234 shares underlying stock options that vest after 60 days following the date hereof.

(4)	Includes 120,090 shares of restricted stock and 117,276 shares underlying stock options. Excludes 594,234 shares underlying stock options that vest after 60 days following the date hereof.

(5)	Includes 10,000 shares of restricted stock.

(6)	Includes 35,140 shares of restricted stock and 73,458 shares underlying stock options. Excludes 91,627 shares underlying stock options that vest after 60 days following the date hereof.

(7)	Includes 100,000 shares of restricted stock. Excludes 100,000 shares underlying stock options that vest after 60 days following the date hereof.

(8)	Includes 19,000 shares of restricted stock and 17,000 shares underlying stock options. Excludes 22,000 shares underlying stock options that vest after 60 days following the date hereof.

(9)	Includes 37,950 shares of restricted stock and 55,417 shares underlying stock options. Excludes 120,106 shares underlying stock options that vest after 60 days following the date hereof.

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2024. All outstanding awards relate to the Company’s Class A common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders. (1)	2,320,505	(2)	$0.76	7,677,849	(3)

(1)	The equity compensation plans approved by stockholders consist of our 2022 Plan and 2024 Plan.

(2)	Excludes 599,670 shares restricted stocks that have vesting conditions that require a certain duration of services from the grantee since our initial public offering, and were each granted at no monetary consideration at fair values of $0.71, $1.80 and $4.00 per share of restricted stock granted on July 1, 2023, August 6, 2024 and November 22, 2024, respectively.

(3)	Consists of shares available for future issuance under the 2024 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2023, to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2024 and 2023, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

Related Party Agreements

Related Party Transaction

In 2023, the Company received $18,242 from the related party, which was the advanced expense payment made for the related party in 2022. The amount due from the related party was $0 as of December 31, 2024 and 2023.

Services Agreements with Roscommon

Roscommon and Roscommon Captive Management LLC, a self-insurance carrier business previously owned by our Chief Executive Officer, Mr. Tim Johnson, and which was sold to an unrelated party at the end of May 2023, provided various self-insurance services to the Company’s clients, amounting to approximately $940,915 in services fees through May 31, 2023.

Policies and Procedures for Related Person Transactions

Our board of directors have adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification by our audit committee of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 in any fiscal year or one percent of the average of our total assets as of the two previous fiscal years and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Indemnification Agreements

We entered into indemnification agreements with each of our executive officers and directors in December 2024. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Nevada law, subject to certain exceptions contained in those agreements.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by Malone Bailey, our registered independent public accounting firms, for 2024 and 2023 for the categories of services indicated.

	Fiscal Year Ended December 31,
	2024	2023
Audit fees	$611,717	$645,660
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$611,717	$645,660

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and review of our registration statement on Form S-1 relating to our initial public offering.

Audit Committee Pre-Approval Policies

The audit committee of our Board is directly responsible for the appointment, retention and termination, and for determining the compensation, of our independent registered public accounting firm. The audit committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the PCAOB), except that pre-approval is not required for the provision of non-audit services if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The audit committee may delegate to the chairperson of the Audit Committee the authority to grant pre-approvals for audit and non-audit services, provided such approvals are presented to the audit committee at its next scheduled meeting. All services provided Malone Bailey during fiscal year 2024 were pre-approved by the audit committee in accordance with the pre-approval policy described above.

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

(2) Financial Statement Schedules

See index to financial statements on page F-1. All schedules have been omitted because they are not required or are not applicable.

(3) Exhibits

Exhibit Number	Description of Document
3.1*	Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2(1)	Third Amended and Restated Bylaws of Health In Tech, Inc.
4.1*	Description of Securities
10.1+(2)	Employment Agreement between Health In Tech, Inc. and Tim Johnson dated July 27, 2023.
10.2+(2)	Employment Agreement between Health In Tech, Inc. and Linlin Qian dated July 27, 2023.
10.3+*	Employment Agreement between Health In Tech, Inc. and Chris Kurtenbach dated March 17, 2025.
10.4+(2)	Employment Agreement between Health In Tech, Inc. and Jonathan (Del) Lockett dated July 27, 2023.
10.5+(2)	Employment Agreement between Health In Tech, Inc. and Lori Babcock dated July 27, 2023.
10.6+(2)	Employment Agreement between Health In Tech, Inc. and Imran Yousuf dated July 16, 2024.
10.7+(3)	Form of Indemnification Agreement between the Company and each of its directors and executive officers.
10.8+(2)	Health In Tech, Inc. 2024 Equity Incentive Plan.
10.9+(2)	Form of Restricted Stock Purchase Agreement.
10.10+(4)	Health in Tech Equity Incentive Plan, as amended.
10.11(4)	Form of Lock-Up Agreement.
10.12(3)	Underwriting Agreement dated as of December 20, 2024 between the Company and American Trust Investment Services, Inc.
10.13+*	Employment Agreement between Health In Tech, Inc. and Dustin Plantholt dated March 17, 2025.
10.14+*	Employment Agreement between Health In Tech, Inc. and Jennifer Guerrica dated March 17, 2025.
19.1*	Insider Trading Policy.
21.1(2)	List of Subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025.
(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 30, 2024.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2024.
(4)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 24, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on March 17, 2025.

HEALTH IN TECH, INC.

By:	/s/ Tim Johnson
Name:	Tim Johnson
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Johnson	Chairman and Chief Executive Officer and Director	March 17, 2025
Tim Johnson	(Principal Executive Officer)

/s/ LinLin Qian	Chief Financial Officer and Director	March 17, 2025
LinLin Qian	(Principal Financial and Accounting Officer)

/s/ William D. Howard	Director	March 17, 2025
William D. Howard

/s/ Chike Umemezia	Director	March 17, 2025
Chike Umemezia

/s/ Lynn Liang	Director	March 17, 2025
Lynn Liang

/s/ Timothy Hayes	Director	March 17, 2025
Timothy Hayes

Health In Tech, Inc. and Subsidiaries

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Health In Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health In Tech, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2023.

Houston, Texas

March 17, 2025

 Health In Tech, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$7,849,248	$2,416,350
Accounts receivable, net	1,647,103	2,235,666
Other receivables	500,252	1,681,100
Deferred offering costs	—	261,769
Prepaid expenses and other current assets	787,161	264,382
Total current assets	10,783,764	6,859,267
Non-current assets
Software	3,962,461	3,561,385
Loans receivable, net	815,995	815,999
Operating lease – right of use assets	206,269	266,641
Total non-current assets	4,984,725	4,644,025
Total assets	$15,768,489	$11,503,292

Liabilities and stockholders’ equity

Current liabilities
Notes payable	$—	$1,650,000
Accounts payable and accrued expenses	1,858,840	2,620,965
Income taxes payable	205,253	451,946
Operating lease liabilities – current	66,881	58,482
Total current liabilities	2,130,974	4,781,393
Non-current liabilities
Deferred tax liabilities	328,676	421,980
Operating lease liabilities – non-current	139,811	206,693
Total non-current liabilities	468,487	628,673
Total liabilities	2,599,461	5,410,066

Commitments and contingencies (Note 8)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 42,914,870 and 29,269,358 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively*	42,915	29,269

Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 and 22,500,000 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively*	11,700	22,500
Additional paid-in capital*	9,173,017	2,770,538
Retained earnings	3,941,396	3,270,919
Total stockholders’ equity	13,169,028	6,093,226
Total liabilities and stockholders’ equity	$15,768,489	$11,503,292

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended December 31,
	2024	2023
Revenues
Revenues from underwriting modeling (ICE)	$6,649,271	$8,226,852
Revenues from fees	12,841,635	10,924,650
SMR	9,849,300	8,085,596
HI Card	2,992,335	2,839,054
Total revenues	19,490,906	19,151,502

Cost of revenues	4,051,439	2,303,911

Gross profit	15,439,467	16,847,591

Operating expenses
Sales and marketing expenses	3,158,257	3,380,375
General and administrative expenses	8,477,407	8,079,329
Research and development expenses	2,813,899	2,004,796
Total operating expenses	14,449,563	13,464,500

Other income (expense):
Interest income	122,885	40,857
Interest expenses	(495,000)	(2,052)
Other income	271,211	—
Total other income (expense), net	(100,904)	38,805

Income before income tax expense	$889,000	$3,421,896

Provision for income taxes	(218,523)	(945,236)
Income from continuing operations, net of income taxes	670,477	2,476,660
Income from discontinued operations, net of income taxes	—	1,481,254

Net income	$670,477	$3,957,914

Net income attributable to noncontrolling interests	$—	$1,481,254

Net income attributable to common stockholders	$670,477	$2,476,660

Net income per share of common stock, basic:
Continuing operations	$0.01	$0.05
Discontinued operations	—	0.03
Net income per share of common stock, basic*	$0.01	$0.08

Net income per share of common stock, diluted:
Continuing operations	$0.01	$0.05
Discontinued operations	—	0.03
Net income per share of common stock, diluted*	$0.01	$0.08

Weighted average common stocks outstanding – Basic*	51,839,329	47,837,566
Weighted average common stocks outstanding – Diluted*	53,662,677	47,837,566

Net income per share of preferred stock, basic and diluted:
Continuing operations	$—	$0.05
Discontinued operations	—	0.03
Net income per share of preferred stock, basic and diluted	$—	$0.08

Weighted average preferred stocks outstanding – Basic*	—	3,931,791
Weighted average preferred stocks outstanding – Diluted*	—	3,931,791

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Series A Convertible Preferred Stock		Common Stock				Additional			Total
			Class A		Class B		Paid-in	Retained	Noncontrolling	Stockholders’
	Shares*	Amount	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Interests	Equity
Balance as of December 31, 2022	6,769,358	$2,566,038	22,500,000	$22,500	22,500,000	$22,500	$211,269	$794,259	$367,771	$1,418,299

Conversion of Series A convertible preferred stock to Class A common stock	(6,769,358)	(2,566,038)	6,769,358	6,769	—	—	2,559,269	—	—	2,566,038
Distributions	—	—	—	—	—	—	—	—	(44,351)	(44,351)
Net income attributable to common stockholders	—	—	—	—	—	—	—	2,476,660	—	2,476,660
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,481,254	1,481,254
Disposal of discontinued operations	—	—	—	—	—	—	—	—	(1,804,674)	(1,804,674)
Balance as of December 31, 2023	—	$—	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,270,919	$—	$6,093,226
Conversion of Class B common stock to Class A common stock	—	—	10,800,000	10,800	(10,800,000)	(10,800)	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	2,300,000	2,300	—	—	5,934,536	—	—	5,936,836
Stock-based compensation	—	—	545,512	546	—	—	467,943	—	—	468,489
Net income attributable to common stockholders	—	—	—	—	—	—	—	670,477	—	670,477
Balance as of December 31, 2024	—	$—	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$—	$13,169,028

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$670,477	$3,957,914
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of accounts receivable	1,878	—
Amortization expense	541,141	339,300
Deferred tax expenses (benefits)	(93,304)	133,980
Amortization of debt discount	495,000	—
Interest income	(63,996)	(15,999)
Stock-based compensation expense	468,489	—
Changes in operating assets and liabilities:
Accounts receivable	586,685	(1,279,324)
Other receivables	1,180,848	(1,678,823)
Other receivables-related party	—	18,242
Prepaid expenses and other current assets	(514,242)	(211,097)
Operating lease right-of-use assets and liabilities, net	1,889	4,259
Accounts payable and accrued expenses	(851,963)	2,146,570
Income taxes payable	(246,693)	332,047
Assets and liabilities of discontinued operations	—	(2,218,191)
Net cash provided by operating activities	2,176,209	1,528,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(900,755)	(1,144,361)
Funds provided for loans receivable	—	(800,000)
Interest received from loans receivable	64,000	—
Net cash used in investing activities	(836,755)	(1,944,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock in connection with initial public offering, net of underwriting discounts and commissions	8,214,000	—
Payments of deferred offering costs	(1,975,556)	(261,769)
Payment of distributions	—	(44,351)
Proceeds from notes payable	—	1,650,000
Repayments of notes payable	(2,145,000)	—
Net cash provided by financing activities	4,093,444	1,343,880

Increase in cash and cash equivalents	5,432,898	928,397
Cash and cash equivalents, beginning of year	2,416,350	1,487,953
Cash and cash equivalents, end of year	7,849,248	2,416,350

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2,052
Cash paid for income taxes	$558,521	$479,209

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$39,839	$—
Accrued development of software included in accounts payable and accrued expenses	$50,000	$—
Conversion of Series A convertible preferred stock to Class A common stock	$—	$2,566,038
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$2,277,164	$—

The accompanying notes are an integral part of these consolidated financial statements

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

1. Organization

Description of Business

Health in Tech, Inc. (collectively with SMR, Hi Card, and ICE (defined below) “HIT” or the “Company”) through its subsidiaries and consolidated accounting driven variable interest entity (“VIE”), simplifies sales, service processes and reduces sales cycle time for third-party administrators and brokers. HIT was incorporated in November 2021 in the State of Nevada, and is based in Stuart, Florida. The Company was created with the intention of consolidating each of three standalone entities into a single organization: Stone Mountain Risk, LLC (“SMR”), Health Intelligence Card, LLC (“Hi Card”), and International Captive Exchange, LLC (“ICE”) (the “subsidiaries”).

The Company’s consolidated financial statements include the accounts of HIT, its wholly owned subsidiaries, and Roscommon Captive Management LLC (“RCM”), and RCM’s invested Roscommon Insurance Company (“Roscommon”) (collectively referred to as the “Carrier”) for which the Company has been deemed to be the primary beneficiary (see Note 2).

Roscommon is a carrier of self-insurance medical insurance incorporated in November 2018 for the stop loss policies for self-funded benefits plans of individual small business employer groups. RCM, incorporated in June 2022, manages the capital and risk associated with Roscommon by managing risk managers and negotiating reinsurance agreements. Tim Johnson the founder of Health in Tech Inc., divested his equity interests of the “Carrier” business to an unrelated third party in May 2023 (see Note 3).

Stock Split

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this annual report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock.”

Initial Public Offering

On December 24, 2024, the Company completed its Initial Public Offering (the “IPO”) in which it issued and sold 2,300,000 shares of Class A common stock, at a public offering price of $4.00 per share. The Company received net proceeds of $8,214,000 after deducting underwriting discounts and commissions of $986,000.

Offering Costs

Offering costs of $3,263,164, consisting of legal, accounting, underwriting fees and other costs relating to the IPO, were offset against the proceeds received upon the closing of the IPO when recorded in additional paid in capital on the consolidated balance sheets. As of December 31, 2023, $261,769 of offering costs were deferred and recorded on the consolidated balance sheets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries and Carrier, which is a variable interest entity of which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Discontinued Operations

Discontinued operations represent the disposal of a component or a group of components that represents a strategic shift that will have a major effect on the Company’s consolidated operations and financial results, as well as meet the held for sale criteria. The Company has reflected the results of operations of Carrier as a discontinued operation on the Consolidated Balance Sheets and Consolidated Statements of Operations for all periods presented (see Note 3).

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment from continuing operations at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, interest expenses, other income and the provision for income taxes, which are reflected in the consolidated statements of operations. The Company also has one segment included in discontinued operations, which is a carrier of stop loss insurance for the self-funded benefits plans of individual small business employer groups. During 2024 and 2023, the Company did not have a material balance of long-lived assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves of the Carrier, accounts receivable allowance for revenue billing changes driven by headcount changes during billable period and stock-based compensation expense. It is at least reasonably possible that the estimates of the effect of conditions, situations or sets of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Variable Interest Entity (“VIE”)

The Financial Accounting Standards Board (“FASB”) provides guidance in ASC 810, Consolidation (“ASC 810”) for determining whether an entity is a VIE. VIE’s are defined as entities in which equity investors of the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

The Company enters business relationships and regularly assesses them under the requirements of ASC 810 to determine whether such relationships should be accounted for under the VIE model and if so, whether the Company is the primary beneficiary of the VIE.

The Company concluded it has a variable interest in Carrier that results in the Company being the primary beneficiary. This conclusion was based on the following:

●	The Company inherently has the power to direct the activities of Carrier as a significant portion of Carrier’s business is sold.

●	Without the business of the Company, the Carrier would not be able to sustain their operations.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The results of operations of the Carrier are included in the Company’s consolidated financial statements as discontinued operations (Note 3).

At the end of May 2023 (the “Closing Date”), the Company’s Chief Executive Officer (“CEO”) completed the sale of the Carrier. On this date, the Company has no continuing significant involvement in the operations of Carrier and they are controlled by an independent third party. As such, the Company no longer holds a variable interest in the Carrier.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit and time deposits with original maturities less than three months, which are unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended December 31, 2024 and 2023. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

Revenue from one stop-loss insurance Carrier (“Carrier A”) accounted for 27.3% and 2.5% of the Company’s total revenues for the years ended December 31, 2024 and 2023, respectively. The amount due from Carrier A was approximately 26.5% and 16.1% of accounts receivable as of December 31, 2024 and 2023, respectively. Additionally, another stop-loss insurance Carrier (“Carrier B”) accounted for 4.0% and 16.2% of the Company’s total revenues for the years ended December 31, 2024 and 2023, respectively. The amount due from Carrier B was approximately 2.9% and 21.2% of accounts receivable as of December 31, 2024 and 2023, respectively. The Company began its relationship with the additional carrier (“Carrier C”) in August 2023. Carrier C accounted for 2.8% and 0.0% of the Company’s total revenues for the years ended December 31, 2024 and 2023, respectively. The amount due from Carrier C was approximately 23.7% and 0.0% of accounts receivable as of December 31, 2024 and 2023, respectively. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Revenues from Small Business Employers Customers

The Company does not have significant concentrations of revenues from any of its small business employer customers. The Company has a diversified customer base and did not have any small business employer that accounted for more than 1.0% of the Company’s total revenues for the years ended December 31, 2024 and 2023, respectively. No small business employers accounted for more than 2.0% or 1.5% of accounts receivable, net as of December 31, 2024 and 2023, respectively.

Concentration of Cost of Revenues Service Providers

For the year ended December 31, 2024, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) represented 61.2%, 10.6% and 8.3% of the Company’s cost of revenues, respectively. As of December 31, 2024, these three primary service providers accounted for 16.0%, 36.8% and 0% of accounts payable balance, respectively. For the year ended December 31, 2023, the Company’s three primary service providers (including two data service providers, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) represented 65.0%, 8.4% and 7.7% of the Company’s cost of revenues, respectively. As of December 31, 2023, these three primary service providers accounted for 75.2%, 0% and 0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact to the Company’s operations.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes two 3rd party Artificial Intelligence (“AI”) data service providers. For the year ended December 31, 2024, the Company’s two providers presented 8.3% and 2.4% of the Company’s cost of revenues, respectively. As of December 31, 2024, no balance was due to these two providers. For the year ended December 31, 2023, the Company’s two providers presented 8.4% and 7.7% of the Company’s cost of revenues, respectively. As of December 31, 2023, no balance was due to these two providers. The Company utilizes these AI data services companies as the pricing in which to procure the services is more advantageous than utilizing other vendors within this sector. While the Company only utilizes these two AI data service companies, the Company, if necessary, could utilize others as part of its service offerings with a limited impact to the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during 2024 and 2023. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. The Company had no leases classified as short-term leases as of December 31, 2023. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with fixed rent payable monthly.

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of December 31, 2024 and $0 as of December 31, 2023.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. Revenue provision is made for the customers ended their 12-month plan with a balance of less than $10,000 as of December 31, 2023 without completion of reconciliation. The revenue at the end of policy term provision as of December 31, 2023 was $85,794. During the year ended December 31, 2024, the Company completed reconciliation for customer policies ended December 31, 2023. Thus, the balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $0 as of December 31, 2024. Starting from January 2024, the Company began monthly contra revenue provision which was 0.8% of total revenues. The provision for customers ending their 12-month plan with balances of less than $10,000 as of December 31, 2024 without completion of reconciliation was $91,799. The total provision amounted to $249,285 or 1.3% of total revenues for the year ended December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $185,560 as of December 31, 2024. This incorporates three separate categories:

●	There is a revenue adjustment that is driven by enrollment changes. It is based upon the actual individuals enrolled in a plan throughout the term compared to the initial employees enrolled in the first month.

●	There is a revenue adjustment that is determined at the cancellation of a policy due to delayed payment. Specifically, a Carrier may cancel a plan when the customer does not remit payment in accordance with the respective agreement for a certain period of time (approximately three months). This may be adjusted if there is a slight delay in the completion and execution of required legal documents.

●	There is a revenue adjustment and change triggered by re-underwrite of stop loss insurance policy, as defined by the Carrier’s underwriting guideline.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Other Receivables

Certain small business customers elect to receive a discount on premiums payable to carriers. In return, carriers can collect and retain these customers’ positive claim fund balance amounts. The positive claim fund is maintained in a designated account specifically earmarked for claims, held by the small employer, known as “Deferred Administrative Surplus.” As the platform company, the Company tracks and processes claims for carriers. With all necessary information for collection available on our platform, the Company signed an agreement on December 28, 2023 with Roscommon Captive Management and Roscommon Insurance Company (collectively the “Carrier”), to purchase the rights, title, interest, and collection rights to fees totaling $3,100,000 in Deferred Administrative Surplus for $1,650,000, which is 53% of the total collection rights. The Carrier was previously a related party that was consolidated and sold to a third party in May of 2023. The Carrier was no longer considered a related party after this sale.

When entering into a stop-loss insurance policy, a small business employer can elect to purchase discounted stop-loss insurance policies premiums from the Carrier by agreeing to return any positive balance in claim fund. These claim funds are held in the name of the small business employer, and the Carrier has no claim to these funds until the policy and the policy run-out period ends, which is 18 months following commencement of the policy term (the “Policy End Date”). The “run-out period” refers to six month period after the policy or plan has expired during which claims can still be submitted and processed. After the Policy End Date, any funds remaining in the claim fund belong to the Carrier. The Carrier will provide the small business employers with a reconciliation of what amounts are specifically owed. This is based on the amount of funds in the small business employers’ claim fund account, and the value of claims incurred during the policy and run-out period (the “Deferred Administrative Surplus”). The Deferred Administrative Surplus is owned by the Carrier and not subject any contingencies other than the ability to collect from the small business employer.

As part of the Company’s services to the Carrier, ICE contracted with the Carrier to collect premium and process claims expense. Therefore, in its internal system, the Company can calculate the approximate amount of positive balance in claims fund. The exact amount will be determined after full reconciliation of the claims fund after completion of the run out period.

In the case of this purchase, the Company only purchased the policies with related run-out periods that had lapsed and had positive claim fund balances according to the Company’s internal system. As such, the Company knows the value of the Deferred Administrative Surplus purchased. Following the purchase, the Deferred Administrative Surplus was assigned to the Company for collection. After the assignment, the Company performs the relevant reconciliations to demonstrate to the small business employers the amount of the Deferred Administrative Surplus now owed to the Company from the claim fund balance. The Company asks the small business owners to pay it the Deferred Administrative Surplus within 30 days of the collection requests.

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% of its estimated face value. This was due to the Carrier not having the sufficient and proper headcount to spend the necessary time and effort to collect the Deferred Administrative Surplus after the sale of the Carrier to the third party. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the Company to incur a loss. Currently, the Company has completed reconciliations for approximately 52% of the total estimated face value ($3,100,000) of the acquired deferred administrative fund accounts, and the Company made the request to small business employers for collection. For the reconciliations that have been completed, the Company has collected 79% of requested amount.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326 — Financial Instruments, Credit Losses. Furthermore, the Company only has approximately three months of historical collection success rates at the time of entering into the contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded this consideration as other receivables as of December 31, 2024 and December 31, 2023, respectively. The Company received $1,269,595 for the year ended December 31, 2024, 79% of the requested collection rights for this period.

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. Recent data indicates that its overall collection rate of Deferred Administrative Surplus has been significant. Given no major changes to the parties involved in collection, the Company assessed the current conditions would remain in the foreseeable future and estimated that no allowance was required for receivables from Deferred Administrative Surplus as of December 31, 2024 and December 31, 2023, respectively. The Company will continue to assess its historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of December 31, 2024 and December 31, 2023, respectively. The Company recorded this loan receivable at amortized cost on the consolidated balance sheets. See Note 5.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. The Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the completion of the design, coding, installation, and testing of the software has been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. As such, the Company has entered the eDIYBS system in the post-implementation phase. For the years ended December 31, 2024 and 2023, the Company has amortized $541,141 and $339,300 of the capitalized costs associated with eDIYBS and other systems respectively, which is included in the cost of revenues line item of the Company’s Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, the Company capitalized $942,217 and $1,144,361 respectively of software development costs.

Notes Payable

On December 28, 2023, the Company entered into a Promissory Note Agreement with LEAZ Enterprises LLC, Series 2. Under this Promissory Note Agreement, the Company borrowed $1,650,000 in principal amount. There is no interest on the loan, however there is a repayment premium of $495,000 which the Company finalized in January 2024 that is treated as interest expense in financial statements of 2024. This repayment premium is accrued through the effective interest method from January 2024 through the date of maturity. The note matured on September 28, 2024 and the Company fully repaid the principal and repayment premium. See Note 4.

Impairment of Long Lived Assets

The Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the years ended December 31, 2024 and 2023.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenue Recognition

The objective of ASC 606 Revenue from Contracts with customers (“ASC 606”) is to establish the principles that an entity shall apply to report useful information to users of the financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. An entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as defined in ASC 606-10-10-1 and ASC 606-10-10-2.

This evaluation under ASC 606 follows a five-step model, including:

Step 1:	Identify the contract(s) with a customer

Step 2:	Identify the performance obligations in the contract

Step 3:	Determine the transaction price

Step 4:	Allocate the transaction price to the performance obligations in the contract

Step 5:	Recognize revenue when (or as) the entity satisfies a performance obligation

In general, ASC 606’s core principle is to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Required disclosures under ASC 606 include qualitative and quantitative information about contracts with customers and significant judgments and estimates as to the application of the 5-step revenue recognition analysis, among others.

The Company accounts for its revenue under the accounting guidance of ASC 606, Revenue from Contracts with customers (“ASC 606”). The Company’s contracts that are within the scope of ASC 606 specifically relate to the services that are associated with customers who purchase self-funded benefits plans. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents.

Identification of the Performance Obligations

The Company analyzes each of the deliverables pursuant to its contracts with customers. For each of the deliverables, the Company performs a detailed analysis to determine whether the deliverables are separately identifiable. The Company notes that although the deliverables can vary from day to day, all specifically relate to one kind of service, representing one performance obligation that is provided by each of its subsidiaries (HI Card, SMR, and ICE), as further described below.

HI Card and SMR Specific Considerations

Generally, the Company’s insurance marketplace allows brokers to customize a small employer’s self-funded benefits plan and stop loss insurance policies. When licensed brokers log in to the Company’s platform, they upload an employee census representing the employee base of the small business employer, select which network they wish to use, what plan designs they want to offer to the small business employer and then quickly obtain a bindable self-funded medically underwritten stop loss quote they can provide to their small business customers. The chosen vendors provide benefit services as outlined on the platform. The fees that the Company and others charge for the service offerings within the quote are outlined and expressly agreed to by the small employer. The small employer customizes their health insurance plan and executes an annual agreement. This agreement includes a sold case breakdown (SCB) that outlines the individual stop loss insurance and benefits service offerings selected by the small employer and the cost of each, including any optional services offered by the Company or other vendors. Through this, the Company is aware of the services that the broker is offering to the small employer for the health insurance plan period, which is normally twelve (12) months. This includes each of the performance obligations provided by its subsidiaries as further outlined below. Subsequent to the execution of the initial bindable SBC with its customers, the Company may modify the health insurance plan during the plan period when a non qualified event occurs based on the definition provided by the carriers. For example, if there is a significant fluctuation or changes of enrolled employees (EEs) from the first month.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company has business relationships with licensed brokers, as licensed brokers register on the Company’s platform to select and sell benefits plans and stop loss polices to small employers as discussed above. However, there is no contractual relationship between the Company or any of its subsidiaries and the brokers. The Company’s platform provides credentialing for licensed brokers, allowing them to access its marketplace to select and sell self-funded benefits plans for the small business employer at no cost. Brokers are paid by the small businesses, with no contractual relationship between the Company and the brokers, only a credentialing process, and free access is provided.

TPAs are contracted and authorized by the small business employers to enter into service contracts with SMR and HI Card on behalf of the small business employers. ASC 606 defines a customer as a party that has contracted with an entity to obtain goods or services that are an output of the ordinary activities of the company in exchange for consideration. SMR and HI Card are not providing services to the TPAs, but instead, have contracts to collaborate with the TPAs to facilitate the administration of health benefit plans and stop-loss insurance policies to its customers, which are the small business employers. The TPA will administer the purchased health benefits plan and manage the multiple service providers associated with the health benefits plan and stop-loss insurance policy. Such service providers are listed on the bindable quotes via the bindable sold case breakdown, which outlines the individual stop loss insurance and benefits service offerings selected by the small business and the cost of each. Only the small business employer can start or terminate the relationship with SMR and HI Card. The TPA cannot start or terminate the relationship with the SMR or HI Card. As such, the Company has concluded that the TPA’s are not customers and that the small business employers are the customers of SMR and HI Card pursuant to ASC 606.

ICE Specific Considerations

ICE has contractual relationships with carriers. ICE underwrites a stop-loss insurance policy and processes claims per the respective carrier’s underwriting guideline and claims processing guideline. In these instances, the carrier is the Company’s customer.

The Company’s performance obligations related to its revenue can be summarized as follows:

Claims negotiation services: The claims negotiation services performance obligation is offered as a part of the Company’s overall marketplace service offering and is performed specifically by the Company’s HI Card subsidiary. These services require the Company to negotiate the cost and facilitate small employer’s claims negotiation process with hospitals and physician facilities on behalf of the small employer. This service is optional. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

Access to medical claims data: Access to medical claims data performance obligations is offered as a part of the Company’s overall insurance marketplace offering and is performed specifically by the Company’s HI Card subsidiary. The access to medical claims data performance obligation is not required to be selected by a small employer, its customer, when selecting their health insurance plan, but it is provided as an option. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

Underwriting modeling and risk services: As a part of the Company’s overall insurance marketplace, ICE provides underwriting modelling, machine learning-driven underwriting services, and risk services to its customers. Through its web-based SaaS quoting platform, eDIYBS (Enhance Do It Yourself Benefit System), brokers log in to eDIYBS, upload census, select plans and generate bindable quotes. eDIYBS medically underwrites each small employer. ICE continues to assess risks and may re-underwrite based on underwriting risk guidelines provided by carriers. Any enrollment changes in a small business can have large fluctuations during a policy period that may trigger a re-underwrite. ICE not only monitors and manages these activities but also facilitates insurance reporting. Revenue related to these services are included in the “Revenues from underwriting modeling” within the Consolidated Statements of Operations. These services are provided by ICE for carriers. Unlike the Company’s other performance obligations, the Company’s agreements for its underwriting modeling and risk performance obligations are with stop loss carriers. Under these agreements, the Company develops and maintains all underwriting models, designs risk criteria, assesses the risk to underwrite a policy, monitors claims activities, provides reinsurance reporting, and provides monthly reinsurance filings. The purpose of these services is to ensure that the stop loss carrier is assuming an appropriate amount of risk when taking on a new insurance policy, and further that the premiums being charged are appropriate based upon the population of the new insurance policy (age, demographic, etc.).

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Program and platform management services: As a part of the Company’s overall insurance marketplace, SMR is a program manager specializing in customized self-funded benefits programs for small businesses. SMR’s expertise in health benefits enables the Company to analyze, review and select vendors that have sufficient experience, which is an essential component of a health plan that is constantly evolving with its small business employers based on factors such as employee headcount and a specific employee’s geographic location. SMR will then design health plans, select networks, manage vendors, and ultimately construct the benefits plans for the small business employers. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to small businesses. The Company throughout the contract period is actively working with the TPA to assist administration of the plan specifically due to headcount changes. SMR also serves as the total program manager coordinate between the Carrier, the TPA, the Broker, and the small business employer, the Company’s customer. The Company’s service offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. This service is performed for small employers to ensure that they have access to a customized health benefits program. Throughout the term of the policy, SMR is ensuring all covered employees meet the requirements and guidelines of carriers to ensure such employees of the small business employer remain covered under the respective insurance policy. The Company accounts for these services under ASC 606-10-25-14(b) as a series of distinct services that are substantially the same per enrolled employee and have the same pattern of transfer as the delivery of the specified services is satisfied over time, and each service is substantially the same and has the same measure of progress. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

Each of the services above allows for the customers to simultaneously receive and consume the benefits of the Company’s performance as it performs. Program services provided by SMR and underwriting activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Services provided by HI Card are optional add-on to the Company’s services, and it cannot be offered on a standalone basis. Brokers are not obligated to utilize HI Card services for small employers.

As such, the Company has determined that it is appropriate to recognize revenue over a period of the defined contractual term. The Company has determined that the pattern of transfer control to the customers are commensurate with its right to invoice given the fact that at the end of each reporting period ended December 31, all performance obligations of the Company have been satisfied and provided to the Company’s customers, and as such, the Company records its revenue based on the sold policy enrollment, which is provided by the third-party administrator upon the execution of a policy and enrollment outlines the total breakdown of the fees remitted by the third-party administrator.

Payments required throughout the duration of the policy start once a policy has become effective, and are subsequently due on policy effective date of the month through the duration of the policy. Given the Company’s policy terms, there are no performance obligations that remain unperformed at the end of each reporting period.

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues are as follows:
	Fiscal Year Ended December 31,
	2024	2023
Revenues:
Revenues from underwriting modeling (ICE)	$6,649,271	8,226,852
Revenues from fees	12,941,492	11,010,444
SMR	9,949,157	8,171,390
HI Card	2,992,335	2,839,054
Subtotal	19,590,763	19,237,296
Contra revenue for billing adjustments	(99,857)	(85,794)
Total revenues	$19,490,906	19,151,502

Variable Consideration

The Company does not have variable consideration that would require constraint from the transaction price of its contracts with customers as the Company receives fixed monthly payments either based on a percentage of the monthly premiums received by the self-insurance carrier, or a fixed dollar amount based on the end users serviced during a given month.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of December 31, 2024 and December 31, 2023, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of December 31, 2024 and 2023, there were no such capitalized costs. During the years ended December 31, 2024 and 2023, the Company expensed $(47,002) and $632,502 related to the Company’s broker bonus program as the expected amortization period of these costs was expected to be less than one year. These costs have been included in sales and marketing expenses on the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There was no significant financing components during the years ended December 31, 2024 and 2023.

Cost of Revenues

The Company’s cost of revenues primarily consists of infrastructure costs to operate its platform such as hosting fees and fees paid to various third-party partners for access to their technology, services and amortization expenses of the Company’s capitalized internal-use software related to its platform.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related costs and related expenses for the Company’s executives, finance, legal, human resources, technical support, and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums.

Research and Development Expenses

Research and development expenses primarily consist of personnel-related costs, including salaries and benefits for the Company’s research and development personnel. Additional expenses include costs related to the software development, quality assurance, and testing of new technology, and enhancement of its existing platform technology.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel-related costs including salaries, benefits and commissions cost for the Company’s sales and marketing personnel. Sales and marketing expenses also include the costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party for sales and customer acquisition. Advertising expenses were $61,533 and $311,084 for the years ended December 31, 2024 and 2023, respectively.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation Expense

The Company’s share-based compensation program grant awards include stock options and restricted stock awards (“RSAs”). The fair value of stock options granted in July 2023 and August 2024 was determined using the Binomial option-pricing model. The fair value of RSAs is based on the fair value of the Company’s common stock on the date of the grant, using the DCF method and back-solve method. All of the Company’s share-based awards contain a vesting condition associated with a successful initial public offering by the Company. The Company started to recognize the stock-based compensation expense upon the completion of its IPO on December 24, 2024. Certain of the Company’s share-based awards also contain additional vesting conditions that require a certain duration of services from the grantee, for which stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period starting from the closing of Company’s IPO. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate awards’ forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Certain of the Company’s share-based awards also contain additional vesting conditions that require the grantee to meet certain performance metrics to vest besides the liquidity event of IPO. For these awards, the final vesting has been determined based on the performance achieved as of December 31, 2023, and stock-based compensation expense was recognized upon the closing of the Company's IPO.

The Company’s expected stock price volatility assumption is based on the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally 5 years) and the vesting period. For non-employee options, the expected term is the contractual term. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the life of the option. The expected dividend yield was set to zero as the Company does not pay dividends on its common stock and there was no expectation of doing so as of the respective grant dates.

The Company periodically grants stock options and RSAs to non-employees for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as required by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities as well as net operating loss carryforwards and tax credits and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

The Company has no accruals for interest or penalties related to income tax matters. Tax years subsequent to 2023 remain open to examination by federal and state authorities.

Net Income Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing Net Income Per Share (“EPS”) is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company has three classes of participating securities, common stock (Class A and Class B) and Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock was issued during the year ended December 31, 2022, and converted into Class A Common stock in August 2023 (Note 7). The Series A Convertible Preferred Stock has the same rights and preferences as the Company’s common stock, other than being convertible into shares of Class A Common Stock on a 1-for-1 ratio. Under the two-class method, the Series A Convertible Preferred Stock is considered a separate class of stock for EPS purposes and therefore basic and diluted EPS is provided below for both Class A and B Common Stock and Series A Convertible Preferred Stock. During periods of loss, there is no allocation required under the two-class method due to there being no distributed earnings for the period coupled with the fact that the Company’s Series A Convertible Preferred Stock do not contain a contractual right to absorb losses. Thus, all undistributed losses should be allocated entirely to the Company’s outstanding Class A and Class B Common Stock.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

EPS is computed by dividing the sum of distributed and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for each period presented in the Company’s Consolidated Statements of Operations. In applying the two-class method, undistributed earnings are allocated to common stock.

Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. The Company, as noted in Note 11, issued RSAs and stock options which contain a vesting condition associated with a successful IPO. These instruments were included in the diluted net income per share calculation only after the IPO was consummated. In the periods presented, income and losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company’s losses.

The following table sets forth the computation of basic and diluted net income per share of common stock and Series A Convertible Preferred Stock for the years ended December 31, 2024 and 2023, which includes both classes of participating securities:

Fiscal Year Ended December 31, 2024
Common Stock
Continuing Operations
Allocation of undistributable income	670,477
Net income	$670,477
Weighted average shares outstanding*
Basic	51,839,329
Total dilutive effect of outstanding equity awards	1,823,348
Diluted	53,662,677
Net income per share*
Basic	$0.01
Diluted	$0.01

	Fiscal Year Ended December 31, 2023
	Common Stock		Preferred Stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Allocation of undistributable income	2,288,562	1,368,755	188,098	112,499
Net income	$2,288,562	$1,368,755	$188,098	$112,499
Weighted average shares outstanding, basic and diluted*	47,837,566	47,837,566	3,931,791	3,931,791
Basic and diluted net income per share*	$0.05	$0.03	$0.05	$0.03

The following outstanding stock awards were not considered in the computation of diluted net income per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2024 and 2023:

	Fiscal Year Ended December 31,
	2024	2023
Restricted stock awards	110,000	—

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard effective January 1, 2024 using a retrospective method. For further information, refer to the Segments section in Note 2 “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This new standard will be effective for fiscal years starting after December 15, 2024, with the option to apply it retrospectively. Early adoption is also allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.

Carrier Accounting Policies

Carrier accounting policies ceased to apply to the Company effective June 2023. At the end of May 2023, the Company’s CEO completed the sale of the Carrier. On this date, the Company has no continuing significant involvement in the operations of Carrier and they are controlled by an independent third party. As a result, Carrier was deconsolidated from the Company’s financial statements (see Note 3).

The below accounting policies relate only to the Carrier’s financial statements which were presented as discontinued operations in consolidated financial statements.

Net earned premium

Roscommon accounts for its revenues from insurance activities in accordance with the guidance of ASC 944, Financial Services — Insurance (“ASC 944”). Net earned premium represents the earned portion of Roscommon’s gross written premium for insurance policies written or assumed by Roscommon less ceded written premium (any portion of Roscommon’s gross written premium that is ceded to third-party reinsurers under Roscommon’s reinsurance agreements). The total net premium is deduction of acquisition cost from gross premium. The acquisition cost includes marketing expense, underwriting fee carrier fee and premium tax. Premium revenue is recognized over the period that coverage is effective.

Roscommon earns written premiums on a pro-rata basis over the term of the policies.

Roscommon receives revenue based on the quota shared net premium ceded from to third-party reinsurers for the compensation reimbursement for Roscommon’s acquisition and underwriting services. Excess ceding commission over the cost of acquisition and underwriting expenses is included in Underwriting and other expenses. Roscommon earns risk quota shared net premium commission on reinsurance premium ceded in a matter consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. Roscommon records the portion of ceding commission income expense which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.

Reinsurance

In the normal course of business, the Company seeks to reduce its loss exposure by reinsuring certain levels of risk with reinsurers. Reinsurance is accounted for in accordance with ASC 944. The Company is party to quota share reinsurance agreements with reinsurers under which the reinsurer assumes an agreed percentage of the underlying policies being reinsured and shares all premiums and incurred claims accordingly. All premiums and claims ceded under the Company’s quota share arrangements are shared proportionally with the Company’s reinsurers, up to a claims limit specified in each agreement. Ceded premium is expensed over the period that coverage is provided.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Loss and loss adjustment expense reserve

The reserves for LAE represent management’s best estimate of the ultimate cost of all reported and unreported loss incurred through the balance sheet date. Unpaid losses and LAE are based upon the assumption that past developments, along with new information that becomes available to the Company, are appropriate indicators of future events. The incurred but not reported (“IBNR”) portion of unpaid loss and LAE is based on industry experience and other factors. The methods of making such estimates and for establishing the resulting reserves are periodically reviewed and updated. Any resulting adjustments are reflected as an adjustment loss from discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations. Unpaid losses and LAE consist of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses. The Company reports its unpaid losses and LAE on an undiscounted basis.

The estimation of the liability for unpaid losses and LAE is inherently complex and subjective, especially in view of changes in the legal and economic environment, which impact the development of unpaid loss and LAE, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. Therefore, there can be no assurance that the ultimate liability will not materially differ from amounts reserved with a resulting material effect on the operating results of the Company.

The unpaid loss and loss adjustment expense estimate is generally calculated by first projecting the ultimate cost of all claims that have been incurred and then subtracting paid losses and estimated loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. IBNR includes a provision for expected development from reported claims and unreported claims.

The historical data from competitor experience provides the factors the Company uses in its actuarial analysis in estimating its loss and LAE reserves. These factors are measures over time of claims reported, average case incurred amounts, case development, severity, and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, and other subjective factors. The Company uses multiple actuarial methods in determining its estimates of the ultimate unpaid claim liabilities. Each of these methods require judgment and assumptions.

For each method, the Company used generally accepted actuarial standards in determining that the reserves make adequate provisions, under commonly accepted actuarial concepts, for the unpaid claims and statutory obligations of the Company. The Company has executed quota-share reinsurance treaties, ceding 80% of all claims and retaining 20%, the Company also purchases excess of loss reinsurance coverage, losses are projected to the ultimate claims expense that exceeds net premium earned and reserve provisions. amount to be paid. The Company then analyzes the results and may emphasize or de-emphasize some or all of the outcomes to reflect actuarial judgment regarding their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single selected point estimate that is the basis for the actuary’s point estimate for loss reserve.

Deferred policy acquisition costs, net of ceding commissions

Incremental direct costs of acquiring insurance contracts and certain costs related directly to the acquisition process are deferred and amortized over the term of the policies or reinsurance contracts to which they relate. Those costs include commissions, certain marketing expenses, and premium taxes. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro-rata share of acquisition costs based on quota share percentage is recorded as an offset to the direct deferred acquisition costs. Any portion of the ceding commission that exceeds the deferable acquisition costs of the business ceded is recorded as a deferred liability and amortized over the same period in which the related premiums are earned. The amortization of deferred policy acquisition benefit is included in the income for discontinued operations on the Consolidated Statements of Operations.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

A premium deficiency is recognized if the sum of expected losses and LAE, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2022 nor as of the date of the sale of the Carrier.

Capital and Surplus

In accordance with the South Carolina Department of Insurance, Roscommon is required to maintain capital and surplus of no less than $250,000. Capital and surplus are evaluated over time to ensure that it is adequate and commensurate with the operations of Roscommon. Subsequent to the year ended December 31, 2022, and prior to the date of sale of the Carrier, the capital and surplus was above the required minimum balance.

No distribution can be made without prior approval of the Commissioner of Insurance of the State of South Carolina. No distributions were approved or paid for the period from January 1, 2023 to May 31, 2023, the date of the sale of the Carrier (see Note 3).

3. Discontinued operations

At the end of May 2023, the Company’s Founder, Chief Executive Officer (“CEO”) completed the sale of the Carrier for $500,000. The proceeds were paid directly to the CEO, therefore are not reflected within the Company’s financial statements. On this date, the Company has no continuing significant involvement in the operations of Carrier and they are controlled by an independent third party. As such, the Company no longer holds a variable interest in the Carrier.

The Company followed the deconsolidation guidance of ASC 810, Consolidation, in order to record this transaction. Given that the Company did not hold an equity interest in the Carrier at any time prior to sale, the Company did not record a gain or loss associated with the sale of Carrier within its consolidated statement of operations for the year ended December 31, 2023.

The accounting requirements for reporting the sale of Carrier as a discontinued operation were met at the Closing Date due to the following:

●	The sale of the Carrier represents a strategic shift for the Company as the sale of Carrier eliminates the Company’s captive insurance service and product offering,

●	The Company will not continue to have significant involvement in Carrier,

●	Carrier would represent a separate operating and reportable segment of the Company’s business and the financial information of the Carrier is significant to the Company.

Accordingly, the accompanying consolidated financial statements for all periods presented reflect this group of assets and liabilities as discontinued operations.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

3. Discontinued operations (cont.)

The following table presents the amounts included in the discontinued operations on the Company’s Consolidated Statements of Operations for the five months ended May 31, 2023:

Period from January 1, 2023 to May 31, 2023
Revenues
Net earned premiums	$18,021,153
Revenues from fees	940,915
Ceded premiums earned	(11,787,748)
Total revenues	7,174,320

Expenses
Losses and loss adjustment expenses	2,580,972
General and administrative expenses	445,903
Underwriting and other expense	2,752,729
Interest and other income	(7,738)
Total expenses	5,771,866

Income before income tax expense	$1,402,454

Provision for income taxes	78,800

Net income	$1,481,254

The following table presents a summary of total operating and investing cash flows of discontinued operations for the five months ended May 31, 2023:

Period from January 1, 2023 to May 31, 2023
Cash provided by operating activities	5,168,376
Cash used in investing activities	—

Cash provided by operating activities for the period from January 1, 2023 to May 31, 2023 was $5,168,376, resulting from net income from discontinued operations $1,481,254, offset by $78,800 in adjustments for non-cash items deferred tax benefits and $3,765,922 of cash provided by changes in working capital.

Cash used in investing activities was $0 for the period from January 1, 2023 to May 31, 2023.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

4. Notes Payable

On December 28, 2023, the Company entered into a Promissory Note Agreement with LEAZ Enterprises LLC, Series 2. Under this Promissory Note Agreement, the Company borrowed $1,650,000 in principal amount. There is no interest on the loan, however there is a repayment premium of $495,000 finalized in January 2024 that is treated as interest expense in financial statements of 2024. This repayment premium is accrued through the effective interest method from January 2024 through the date of maturity. The note matured on September 28, 2024 and the Company fully repaid the principal and repayment premium. As of December 31, 2024 and December 31, 2023, the outstanding principal amount was $0 and $1,650,000, respectively.

5. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of December 31, 2024 and December 31, 2023, the outstanding principal amount was $800,000. The Company accrued interest that is due and payable in the amount of $15,995 and $15,999 as of December 31, 2024 and December 31, 2023, respectively. This amount is included within “Loans receivable, net” on the consolidated balance sheets.

Although not part of HIT’s core business, the Company will strategically invest its assets in a manner to maximize risk -adjusted return and promote shareholder wealth. The Company provided the promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally.

6. Stockholders’ Equity

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this annual report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

In November of 2021, the Company’s inception, the Company issued 1,500 shares of its Common Stock to the founders of the Company. These shares had a par value of $0.001, and entitled the holders to one vote per share.

In December of 2021, the Company amended its Articles of Incorporation to authorize 50,000,000 shares of its Common Stock. As part of this amendment, the Company issued an additional 44,998,500 shares of its Common Stock to certain executives of the Company. This resulted in a total of 45,000,000 shares of the Company’s Common Stock, with a par value of $0.001, being issued and outstanding as of December 31, 2021.

In March of 2022, the Company again amended its Articles of Incorporation to provide for two classes of Common Stock (Class A Common Stock and Class B Common Stock), as well as authorize the issuance of Series A Convertible Preferred Stock. As part of the amendment to the Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Class A Common Stock, 50,000,000 Shares of Class B Common Stock, and 20,000,000 shares of Series A Convertible Preferred Stock. As part of this amendment, previously issued 45,000,000 shares of Common Stock were split into 22,500,000 shares of Class A Common Stock and 22,500,000 shares of Class B Common Stock. The Class A Common Stock, the Class B Common Stock, and the Series A Convertible Preferred Stock all have a par value of $0.001.

The Company accounted for the above transactions as a stock split under ASC 505, Equity, as all existing shareholders at the time of this transaction received their pro rata portion of Class A and Class B Common Stock. All periods have been retroactively adjusted to reflect the stock split.

In November of 2022, the Company amended its Articles of Incorporation to authorize an additional 100,000,000 shares of its Class A Common Stock, with a par value of $0.001. As part of this amendment, the Company is now authorized to issue a total of 150,000,000 shares of its Class A Common Stock. Holders of Class A Common Stock are entitled to one vote per share, and will vote collectively with the holders of Class B Common Stock and Series A Convertible Preferred stock.

In August of 2023, the Company received notice that the holders of the Company’s 6,769,358 Series A Convertible Preferred Stock voluntarily elected, in accordance with their respective conversion rights, to convert their shares of Series A Convertible Preferred Stock on a one to one basis into Class A Common Stock. Given that this was in accordance with the Series A Convertible Stockholders’ conversion rights, no incremental expense was recognized by the Company as a result of this conversion (see Note 7).

On August 9, 2024, two holders of the Company’s Class B Common Stock converted 10,800,000 shares of Class B Common Stock on a one to one basis into Class A Common Stock.

On December 24, 2024, the Company completed its IPO in which it issued and sold 2,300,000 shares of Class A common stock, at a public offering price of $4.00 per share. The Company received net proceeds of $8,214,000 after deducting underwriting discounts and commissions of $986,000.

The RSAs granted to employees under the Company’s 2022 Equity Incentive Plan all contain a vesting condition that is associated with a successful IPO, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest. In connection with the IPO, the Company issued an aggregate of 545,512 shares of Class A Common Stock, par value $0.001 per share, to settle fully vested RSAs in December 2024 (see Note 11).

As of December 31, 2024 and December 31, 2023, 42,914,870 and 29,269,358 shares of Class A Common Stock were issued and outstanding, respectively. As of December 31, 2024 and December 31, 2023, 11,700,000 and 22,500,000 shares of Class B Common Stock were issued and outstanding, respectively.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

6. Stockholders’ Equity (cont.)

Holders of Class B Common Stock are entitled to ten votes per share with holders of Class A Common Stock are entitled to one vote per share. Both classes of Common Stock will vote collectively with the holders of Series A Convertible Preferred stock.

Holders of Class A and Class B Common Stock are entitled to dividends when, and if, declared at the discretion of the Company.

7. Series A Convertible Preferred Stock

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this annual report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

In August of 2023, the Company received notice that the holders of the Company’s 6,769,358 Series A Convertible Preferred Stock voluntarily elected, in accordance with their respective conversion rights, to convert their shares of Series A Convertible Preferred Stock on a one to one basis into Class A Common Stock. Given that this was in accordance with the Series A Convertible Stockholders’ conversion rights, no incremental expense was recognized by the Company because of this conversion.

As of December 31, 2024 and December 31, 2023, the Company had no Series A Convertible Preferred Stock.

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which it believes would have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The rent-related expense for this lease was $83,247 for both the years ended December 31, 2024 and December 31, 2023. The Company had no leases classified as short-term leases as of December 31, 2023. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with fixed rent payable monthly.

The Company’s office lease is classified as an operating lease. At the inception date of the office lease, the Company recorded a right-of-use asset of $330,554 in operating lease right-of-use asset, as well as an operating lease liability of $324,021. This lease liability represented the net present value of future lease payments for the lease utilizing a discount rate of 10%, which corresponded to the Company’s incremental borrowing rate.

During the years ended December 31, 2024 and December 31, 2023, the Company made cash payments of $81,358 and $78,988 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Consolidated Balance Sheet as of December 31, 2024:

2025	83,798
2026	86,312
2027	66,180
Total undiscounted lease liabilities	$236,290
Less effects of discounting	(29,598)
Total lease liabilities	$206,692

The remaining lease term was 3 years and 4 years as of December 31, 2024 and of December 31, 2023, respectively.

The discount rate used to determine the operating lease liability was 10% as of December 31, 2024 and December 31, 2023.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

9. Related Party Transactions

Other receivables — related party

In 2023, the Company received $18,242 from the related party, which was the advanced expense payment made for the related party in 2022. The amount due from the related party was $0 as of December 31, 2024 and 2023.

10. Income Taxes

During the years ended December 31, 2024 and December 31, 2023, the Company incurred $218,523 and $945,236 income tax expense, respectively.

The Company’s income tax provision consists of the following for the years ended December 31, 2024 and 2023:

	Fiscal Year Ended December 31,
	2024	2023
Federal & State
Current	$311,827	$811,749
Deferred	(93,304)	133,487
Income tax provision	$218,523	$945,236

The Company’s net deferred tax assets and liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Stock-based compensation	47,585	—
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$47,585	$—

Deferred tax liabilities:
Deferred Cost	$—	$(62,080)
Research & Development credits	(376,261)	(359,900)
Total Deferred Tax Liabilities	$(376,261)	$(421,980)

Total net deferred tax liabilities:	$(328,676)	$(421,980)

As of December 31, 2024 and 2023, the Company had no U.S. federal net operating loss carryforwards.

The income tax expense recognized in each period differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2024 and 2023 due to the following:

	Fiscal Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State taxes (net of federal benefit)	3.22	3.12
Permanent difference	0.68	0.27
Change in state effective tax rate	—	(0.13)
Other	(0.32)	3.36
Effective tax rate	24.58%	27.62%

The Company’s effective tax rate for its continuing operations for the year ended December 31, 2024 was 24.58%, which differs from the U.S. federal statutory rate of 21%, primarily due to state taxes, net of federal benefit and permanent difference.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

11. Stock-Based Compensation

2022 Equity Incentive Plan

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this annual report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of our Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the 1,145,182 shares of restricted stock and 2,320,505 options outstanding in the plan as of December 31, 2024. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards. As of December 31, 2024, no award was granted under the 2024 Plan.

During the year ended December 31, 2022, the Company issued 361,650 RSAs (355,650 restricted stock awards remaining as of December 31, 2023 due to employee termination), which have a five-year contractual term. These RSAs vest upon a successful initial public offering. Additionally, on July 1, 2023, the Company issued 631,532 RSAs and 2,220,505 stock options. During the year ended December 31, 2024, the Company issued 177,500 RSAs and 100,000 stock options. These share-based awards all contain a vesting condition that is associated with a successful initial public offering, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest.

Given that all of the Company’s share-based compensation have a vesting condition that requires the Company to complete a successful IPO, the Company started to recognize the stock-based compensation expense upon the completion of its IPO on December 24, 2024.

Restricted Stock Awards

The table below identifies the RSAs activity under the 2022 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2023	987,182	$0.56
Granted	177,500	1.51
Vested	(545,512)	0.46
Canceled/Forfeited	(19,500)	0.30
Unvested as of December 31, 2024	599,670	$0.94

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

11. Stock-Based Compensation (cont.)

As of December 31, 2024, there was $544,430 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.6 years, using the straight-line method. The total fair value of the RSAs vested was $248,794 and $0 during the years ended December 31, 2024 and 2023, respectively. The weighted-average grant-date fair value per share of RSAs granted was $1.51 and $0.71 during the years ended December 31, 2024 and 2023, respectively.

Options

The table below identifies the stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2023	2,220,505	$0.71	4.5	$—
Granted	100,000	1.80
Exercised	—	—
Canceled/Forfeited	—	—
Balance as of December 31, 2024	2,320,505	$0.76	3.5	$10,669,746
Vested as of December 31, 2024	573,726	$0.71	3.5	$2,664,957
Vested and expected to vest as of December 31, 2024	2,318,091	$0.76	3.5	$10,658,533

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the estimated per share fair value of the Company’s common stock at the measurement date before the IPO or the closing stock price on the last trading day in fiscal year since the IPO. There were no stock options exercised during the years ended December 31, 2024 and 2023. The weighted-average fair value of options granted during the years ended December 31, 2024 and 2023 was $0.83 and $0.31 per share, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $178,219 and $0, respectively.

As of December 31, 2024, there was $575,313 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.6 years, using the straight-line method.

The estimated fair value of stock options was calculated using the Binomial option-pricing model, based on the following range of assumptions:

	Fiscal Year Ended December 31,
	2024	2023
Expected volatility	50%	50%
Risk-free interest rate	4.42%	3.64%
Exercise multiples	2.80	2.80
Expected dividend yield	—%	—%
Forfeited rates	—%	5%
Fair market value per common share	1.80	0.71

Expected volatilities are based on historical volatilities of the similar public companies’ common shares over the respective expected term of the share-based awards. Risk-free interest rate is based on the yield of U.S. Treasury Strips with maturity terms similar to the expected term on the share-based awards. The exercise multiples are the share price multiples upon which the employees are likely to exercise share options. Fair market value per common share is the market value of the Company’s stocks on the grant date. The shares of common stock to be issued upon the exercise of stock options are made available from authorized and unissued common stock.