Form 10-Q
period 2025-03-31
Health In Tech, Inc.
filed 2025-05-09
CIK 2019505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 8, 2025, there were 42,973,204 shares of Class A common stock and 11,700,000 shares of Class B common stock, each with a par value of $0.001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

ii

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

Because some of these risks and uncertainties cannot be predicted or quantified and may be beyond our control, you should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

This Quarterly Report on Form 10-Q contains estimates, projections and other information concerning our industry, our business and the markets for our products and services. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. Further, while we believe our internal research is reliable, such research has not been verified by any third party. You are cautioned not to give undue weight to any such information, projections and estimates.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Health In Tech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$7,575,037	$7,849,248
Accounts receivable, net	2,110,601	1,647,103
Other receivables	3,989,788	500,252
Deferred offering costs	91,500	—
Prepaid expenses and other current assets	1,804,912	787,161
Total current assets	15,571,838	10,783,764
Non-current assets
Software	4,736,093	3,962,461
Loans receivable, net	831,994	815,995
Operating lease – right of use assets	190,275	206,269
Total non-current assets	5,758,362	4,984,725
Total assets	$21,330,200	$15,768,489

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$5,478,888	$1,858,840
Income taxes payable	425,556	205,253
Operating lease liabilities – current	69,122	66,881
Other current liabilities	780,045	—
Total current liabilities	6,753,611	2,130,974
Non-current liabilities
Deferred tax liabilities	294,203	328,676
Operating lease liabilities – non-current	121,595	139,811
Total non-current liabilities	415,798	468,487
Total liabilities	7,169,409	2,599,461

Commitments and contingencies (Note 5)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 42,973,204 and 42,914,870 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively*	42,973	42,915

Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively*	11,700	11,700
Additional paid-in capital*	9,666,130	9,173,017
Retained earnings	4,439,988	3,941,396
Total stockholders’ equity	14,160,791	13,169,028
Total liabilities and stockholders’ equity	$21,330,200	$15,768,489

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Revenues from underwriting modeling (ICE)	$2,351,984	$1,784,635
Revenues from fees	5,663,000	3,340,296
SMR	5,663,000	2,532,922
HI Card	—	807,374
Total revenues	8,014,984	5,124,931

Cost of revenues	2,659,585	989,911

Gross profit	5,355,399	4,135,020

Operating expenses
Sales and marketing expenses	1,090,255	1,043,208
General and administrative expenses	3,246,765	1,999,194
Research and development expenses	537,721	760,196
Total operating expenses	4,874,741	3,802,598

Other income (expense):
Interest income	85,366	24,312
Interest expenses	—	(165,000)
Other income	118,399	—
Total other income (expense), net	203,765	(140,688)

Income before income tax expense	$684,423	$191,734

Provision for income taxes	(185,831)	(91,198)

Net income	$498,592	$100,536

Net income per share*:
Basic	$0.01	$—
Diluted	$0.01	$—

Weighted average common stocks outstanding*:
Basic	54,619,858	51,769,358
Diluted	56,996,936	51,769,358

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Stock-based compensation	58,334	58	—	—	493,113	—	493,171
Net income	—	—	—	—	—	498,592	498,592
Balance as of March 31, 2025	42,973,204	$42,973	11,700,000	$11,700	$9,666,130	$4,439,988	$14,160,791

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2023	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,270,919	$6,093,226
Net income	—	—	—	—	—	100,536	100,536
Balance as of March 31, 2024	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,371,455	$6,193,762

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$498,592	$100,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	135,983	134,787
Provision for refund liability	780,045	—
Deferred tax benefits	(34,473)	(60,070)
Amortization of debt discount	—	165,000
Interest income	(15,999)	(15,999)
Stock-based compensation expense	493,171	—
Changes in operating assets and liabilities:
Accounts receivable	(463,498)	221,102
Other receivables	(3,489,536)	237,093
Prepaid expenses and other current assets	(1,017,751)	(89,988)
Operating lease right-of-use assets and liabilities, net	19	624
Accounts payable and accrued expenses	3,420,497	(1,485,329)
Income taxes payable	220,303	112,032
Net cash provided by (used in) operating activities	527,353	(680,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(703,475)	(133,394)
Net cash used in investing activities	(703,475)	(133,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(98,089)	(243,210)
Net cash used in financing activities	(98,089)	(243,210)

Decrease in cash and cash equivalents	(274,211)	(1,056,816)
Cash and cash equivalents, beginning of period	7,849,248	2,416,350
Cash and cash equivalents, end of period	7,575,037	1,359,534

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$39,235

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$33,250	$110,044
Accrued development of software included in accounts payable and accrued expenses	$256,140	$9,500

The accompanying notes are an integral part of these condensed consolidated financial statements

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Health in Tech, Inc. (collectively with SMR, Hi Card, and ICE (defined below) “HIT” or the “Company”) through its subsidiaries, simplifies sales, service processes and reduces sales cycle time for third-party administrators and brokers. HIT was incorporated in November 2021 in the State of Nevada, and is based in Stuart, Florida. The Company was created with the intention of consolidating each of three standalone entities into a single organization: Stone Mountain Risk, LLC (“SMR”), Health Intelligence Card, LLC (“Hi Card”), and International Captive Exchange, LLC (“ICE”) (the “subsidiaries”).

On December 24, 2024, the Company completed its Initial Public Offering (the “IPO”) in which it issued and sold 2,300,000 shares of Class A common stock, at a public offering price of $4.00 per share. The Company received net proceeds of $8,214,000 after deducting underwriting discounts and commissions of $986,000.

The Company’s unaudited condensed consolidated financial statements include the accounts of HIT and its wholly owned subsidiaries.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2025.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment from continuing operations at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of March 31, 2025 and December 31, 2024, the Company did not have a material balance of long-lived assets located outside of the United States.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Significant items subject to such estimates and assumptions include, but are not limited to, accounts receivable allowance for revenue billing changes driven by headcount changes during the billable period, useful lives of software, variable consideration of revenues from underwriting modeling and stock-based compensation expense. It is at least reasonably possible that the estimates of the effect of conditions, situations or sets of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit and time deposits with original maturities less than three months, which are unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended March 31, 2025 and December 31, 2024. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

The Company began its relationship with one stop-loss insurance Carrier (“Carrier A”) in August 2024. Revenue from Carrier A accounted for 28.4% and 0.0% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively. The amount due from Carrier A was approximately 36.3% and 0.0% of accounts receivable as of March 31, 2025 and 2024, respectively. Additionally, another stop-loss insurance Carrier (“Carrier B”) accounted for 0.0% and 23.6% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively. The amount due from Carrier B was approximately 0.4% and 44.3% of accounts receivable as of March 31, 2025 and 2024, respectively. Furthermore, a third stop-loss insurance Carrier (“Carrier C”) accounted for 0.0% and 10.4% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively. The amount due from Carrier C was approximately 2.3% and 12.8% of accounts receivable as of March 31, 2025 and 2024, respectively. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenues from Small Business Employer Customers

The Company does not have significant concentrations of revenues from any of its small business employer customers. The Company has a diversified customer base and did not have any small business employer that accounted for more than 2.0% or 1.0% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively. No small business employers accounted for more than 3.0% or 1.5% of accounts receivable, net as of March 31, 2025 and 2024, respectively.

Concentration of Cost of Revenues Service Providers

For the three months ended March 31, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) represented 77.2%, 6.8% and 5.4% of the Company’s cost of revenues, respectively. As of March 31, 2025, these three primary service providers accounted for 74.8%, 0.0% and 0.0% of accounts payable balance, respectively. For the three months ended March 31, 2024, the Company’s three primary service providers (including two data service providers, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) represented 73.0%, 5.3% and 4.9% of the Company’s cost of revenues, respectively. As of March 31, 2024, these three primary service providers accounted for 80.8%, 0.0% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes two third party Artificial Intelligence (“AI”) data service providers. For the three months ended March 31, 2025, the Company’s two providers presented 6.8% and 0.6% of the Company’s cost of revenues, respectively. As of March 31, 2025, no balance was due to these two providers. For the three months ended March 31, 2024, the Company’s two providers presented 5.3% and 4.9% of the Company’s cost of revenues, respectively. As of March 31, 2024, no balance was due to these two providers. The Company utilizes these AI data services companies as the pricing in which to procure the services is more advantageous than utilizing other vendors within this sector. While the Company only utilizes these two AI data service companies, the Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during the three months ended March 31, 2025 and 2024. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2024. The Company had one lease classified as short-term leases as of March 31, 2025 and December 31, 2024, respectively.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of March 31, 2025 and December 31, 2024, respectively.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2024, the Company made monthly contra revenue provision which was 0.8% of total revenues. The provision for customers ending their 12-month plan with balances of less than $10,000 as of December 31, 2024 without completion of reconciliation was $91,799. The total provision amounted to $249,285 or 1.3% of total revenues for the year ended December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $185,560 as of December 31, 2024. In the first quarter of 2025, the Company was in the process of the reconciliation for customer policies that ended as of December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $205,957 as of March 31, 2025. Starting from January 2025, the Company’s monthly revenue provision was 1.3% of total revenues, which was based on the full review of 2024 revenue adjustments. The accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $117,900 as of March 31, 2025. This incorporates three separate categories:

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

Other Receivables

Certain small business customers elect to receive a discount on premiums payable to carriers. In return, carriers can collect and retain these customers’ positive claim fund balance amounts. The positive claim fund is maintained in a designated account specifically earmarked for claims, held by the small employer, known as “Deferred Administrative Surplus.” As the platform company, the Company tracks and processes claims for carriers. With all necessary information for collection available on our platform, the Company signed an agreement on December 28, 2023 with the third-party Roscommon Captive Management and Roscommon Insurance Company (collectively the “Carrier”), to purchase the rights, title, interest, and collection rights to fees totaling $3,100,000 in Deferred Administrative Surplus for $1,650,000, which is 53% of the total collection rights (the “2023 Purchase”). Additionally, the Company entered into a separate agreement with the Carrier on March 18, 2025, to purchase the final batch of Deferred Administrative Surplus totaling $17,408,421 for $3,481,684, which is 20% of the total collection rights (the “2025 Purchase”). This final batch includes stop-loss insurance policies unexpired as of the date of the 2025 Purchase (“active policies”), which were not present in the 2023 Purchase.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

When entering into a stop-loss insurance policy, a small business employer can elect to purchase discounted stop-loss insurance policies premiums from the Carrier by agreeing to return any positive balance in claim fund. These claim funds are held in the name of the small business employer, and the Carrier has no claim to these funds until the policy and the policy run-out period ends, which is 18 months following commencement of the policy term (the “Policy End Date”). The “run-out period” refers to a six month period after the policy or plan has expired during which claims can still be submitted and processed. After the Policy End Date, any funds remaining in the claim fund belong to the Carrier. The Carrier will provide the small business employers with a reconciliation of what amounts are specifically owed. This is based on the amount of funds in the small business employers’ claim fund account, and the value of claims incurred during the policy and run-out period (the “Deferred Administrative Surplus”). The Deferred Administrative Surplus is owned by the Carrier and not subject to any contingencies other than the ability to collect from the small business employer.

As part of the Company’s services to the Carrier, ICE contracted with the Carrier to collect premium and process claims expense. Therefore, in its internal system, the Company can calculate the approximate amount of positive balance in the claims fund. The exact amount will be determined after full reconciliation of the claims fund after completion of the run-out period.

In the case of the 2023 Purchase, the Company only purchased the policies with related run-out periods that had lapsed and had positive claims fund balances according to the Company’s internal system. As such, the Company knows the value of the Deferred Administrative Surplus purchased. The 2025 Purchase includes both policies with related run-out periods that had lapsed and active policies. For active policies, the final Deferred Administrative Surplus cannot be determined until the Policy End Date. Following the purchase, the Deferred Administrative Surplus was assigned to the Company for collection. After the assignment, the Company performs the relevant reconciliations to demonstrate to the small business employers the amount of the Deferred Administrative Surplus now owed to the Company from the claims fund balance. The Company asks the small business owners to pay it the Deferred Administrative Surplus within 30 days of the collection requests.

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% and 20% of the estimated face value of the 2023 Purchase and 2025 Purchase, respectively. This was due to the Carrier not having the sufficient and proper headcount to spend the necessary time and effort to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of March 31, 2025, for the 2023 Purchase, the Company completed reconciliations for approximately 52% of the total estimated face value ($3,100,000) of the acquired deferred administrative fund accounts, and the Company made the request to small business employers for collection. For the reconciliations that have been completed, the Company has collected 79% of requested amount. As of March 31, 2025, for the 2025 Purchase, the Company had just begun the reconciliation and had not yet received any payments.

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326 — Financial Instruments, Credit Losses. Furthermore, the Company only had approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables as of March 31, 2025 and December 31, 2024. The Company collected $0 under the Deferred Administrative Surplus during the three months ended March 31, 2025, primarily due to human resource constraints, as the employees originally responsible for collections were fully focused on other business priorities throughout the period.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. Recent data indicates that its overall collection rate of Deferred Administrative Surplus has been significant. Given no major changes to the parties involved in collection, the Company assessed that the current conditions would remain in the foreseeable future and estimated that no allowance was required for receivables from Deferred Administrative Surplus as of March 31, 2025 and December 31, 2024, respectively. The Company will continue to assess its historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of March 31, 2025 and December 31, 2024, respectively. The Company recorded this loan receivable at amortized cost on the condensed consolidated balance sheets. See Note 3.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. The Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the completion of the design, coding, installation, and testing of the software has been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. As such, the Company has entered the eDIYBS system in the post-implementation phase. For the three months ended March 31, 2025 and 2024, the Company has amortized $135,983 and $134,787 of the capitalized costs associated with eDIYBS and other systems respectively, which is included in the cost of revenues line item of the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company capitalized $909,615 and $133,394, respectively, of software development costs.

Impairment of Long Lived Assets

The Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the three months ended March 31, 2025 and 2024.

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company’s performance obligations related to its revenue can be summarized as follows:

Claims negotiation services: The claims negotiation services performance obligation is offered as a part of the Company’s overall marketplace service offering and is performed specifically by the Company’s HI Card subsidiary. These services require the Company to negotiate the cost and facilitate small employer’s claims negotiation process with hospitals and physician facilities on behalf of the small employer. This service is optional. Revenue related to these services are included in the “Revenues from fees” within the Condensed Consolidated Statements of Operations.

Access to medical claims data: Access to medical claims data performance obligations is offered as a part of the Company’s overall insurance marketplace offering and is performed specifically by the Company’s HI Card subsidiary. The access to medical claims data performance obligation is not required to be selected by a small employer, its customer, when selecting their health insurance plan, but it is provided as an option. Revenue related to these services are included in the “Revenues from fees” within the Condensed Consolidated Statements of Operations.

Underwriting modeling and risk services: As a part of the Company’s overall insurance marketplace, ICE provides underwriting modelling, machine learning-driven underwriting services, and risk services to its customers. Through its web-based SaaS quoting platform, eDIYBS (Enhance Do It Yourself Benefit System), brokers log in to eDIYBS, upload census, select plans and generate bindable quotes. eDIYBS medically underwrites each small employer. ICE continues to assess risks and may re-underwrite based on underwriting risk guidelines provided by carriers. Any enrollment changes in a small business can have large fluctuations during a policy period that may trigger a re-underwrite. ICE not only monitors and manages these activities but also facilitates insurance reporting. Revenue related to these services are included in the “Revenues from underwriting modeling” within the Condensed Consolidated Statements of Operations. These services are provided by ICE for carriers. Unlike the Company’s other performance obligations, the Company’s agreements for its underwriting modeling and risk performance obligations are with stop loss carriers. Under these agreements, the Company develops and maintains all underwriting models, designs risk criteria, assesses the risk to underwrite a policy, monitors claims activities, provides reinsurance reporting, and provides monthly reinsurance filings. The purpose of these services is to ensure that the stop loss carrier is assuming an appropriate amount of risk when taking on a new insurance policy, and further that the premiums being charged are appropriate based upon the population of the new insurance policy (age, demographic, etc.).

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Program and platform management services: As a part of the Company’s overall insurance marketplace, SMR is a program manager specializing in customized self-funded benefits programs for small businesses. SMR’s expertise in health benefits enables the Company to analyze, review and select vendors that have sufficient experience, which is an essential component of a health plan that is constantly evolving with its small business employers based on factors such as employee headcount and a specific employee’s geographic location. SMR will then design health plans, select networks, manage vendors, and ultimately construct the benefits plans for the small business employers. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to small businesses. The Company throughout the contract period is actively working with the TPA to assist administration of the plan specifically due to headcount changes. SMR also serves as the total program manager coordinate between the Carrier, the TPA, the Broker, and the small business employer, the Company’s customer. The Company’s service offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. This service is performed for small employers to ensure that they have access to a customized health benefits program. Throughout the term of the policy, SMR is ensuring all covered employees meet the requirements and guidelines of carriers to ensure such employees of the small business employer remain covered under the respective insurance policy. The Company accounts for these services under ASC 606-10-25-14(b) as a series of distinct services that are substantially the same per enrolled employee and have the same pattern of transfer as the delivery of the specified services is satisfied over time, and each service is substantially the same and has the same measure of progress. Revenue related to these services are included in the “Revenues from fees” within the Condensed Consolidated Statements of Operations.

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

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues are as follows:

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenues from underwriting modeling (ICE)	$2,630,455	$1,784,635
Revenues from fees	6,302,872	3,425,040
SMR	6,302,872	2,617,666
HI Card	—	807,374
Subtotal	8,933,327	5,209,675
Contra revenue for billing adjustments	(138,298)	(84,744)
Contra revenue for refund liability	(780,045)	—
Total revenues	$8,014,984	$5,124,931

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Variable Consideration

With the exception of one carrier, the Company does not have variable consideration that would require constraint from the transaction price of its contracts with customers as the Company receives fixed monthly payments either based on a percentage of the monthly premiums received by the self-insurance carrier, or a fixed dollar amount based on the end users serviced during a given month.

The Company has an agreement with a carrier that includes an unprecedented clause allowing for a potential reduction in revenue from underwriting modeling services ("Adjustment") if the carrier’s insurance portfolio underperforms. For the three months ended March 31, 2024, no provision was needed as no indicators of the Adjustment were observed. In early 2025, the carrier raised concerns about portfolio underperformance, prompting discussions about the Adjustment. As of March 31, 2025, the Company recorded a $780,045 provision against all revenues from the self-funded benefits plans and stop-loss insurance the carrier involved and recognized a corresponding refund liability as other current liabilities. The final amount of Adjustment, estimated between $0 and $4.0 million, is expected to be determined by the end of 2025 when the maximum treaty period of the carrier’s last insurance paper ends. The Company will quarterly update its estimate to reflect current circumstances until finalized.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of March 31, 2025 and December 31, 2024, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of March 31, 2025 and December 31, 2024, there were no such capitalized costs. During the three months ended March 31, 2025 and 2024, the Company expensed $0 and $114,999, respectively, related to the Company’s broker bonus program as the expected amortization period of these costs was expected to be less than one year. These costs have been included in sales and marketing expenses on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There was no significant financing components during the three months ended March 31, 2025 and 2024, respectively.

Cost of Revenues

The Company’s cost of revenues primarily consists of infrastructure costs to operate its platform such as hosting fees and fees paid to various third-party partners for access to their technology, services and amortization expenses of the Company’s capitalized internal-use software related to its platform.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation Expense

The Company’s share-based compensation program grant awards include stock options, restricted stock awards (“RSAs”) and unrestricted stocks. The fair value of stock options granted in July 2023 and August 2024 was determined using the Binomial option-pricing model. The fair value of RSAs is based on the fair value of the Company’s common stock on the date of the grant, using the DCF method and back-solve method. The fair value of unrestricted stocks is based on the closing market price on the date of the grant. All of the Company’s stock options and RSAs contain a vesting condition associated with a successful initial public offering by the Company. The Company started to recognize the stock-based compensation expense upon the completion of its IPO on December 24, 2024. Certain of the Company’s share-based awards also contain additional vesting conditions that require a certain duration of services from the grantee, for which stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period starting from the closing of Company’s IPO. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate awards’ forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Certain of the Company’s share-based awards also contain additional vesting conditions that require the grantee to meet certain performance metrics to vest besides the liquidity event of IPO. For these awards, the final vesting has been determined based on the performance achieved as of December 31, 2023, and stock-based compensation expense was recognized upon the closing of the Company's IPO.

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

The Company periodically grants stock options, RSAs and unrestricted stocks to non-employees for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled.

Net Income Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing Net Income Per Share (“EPS”) is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company has three classes of participating securities, common stock (Class A and Class B) and Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has the same rights and preferences as the Company’s common stock, other than being convertible into shares of Class A Common Stock on a 1-for-1 ratio. Under the two-class method, the Series A Convertible Preferred Stock is considered a separate class of stock for EPS purposes. During periods of loss, there is no allocation required under the two-class method due to there being no distributed earnings for the period coupled with the fact that the Company’s Series A Convertible Preferred Stock do not contain a contractual right to absorb losses. Thus, all undistributed losses should be allocated entirely to the Company’s outstanding Class A and Class B Common Stock.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

EPS is computed by dividing the sum of distributed and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for each period presented in the Company’s Condensed Consolidated Statements of Operations. In applying the two-class method, undistributed earnings are allocated to common stock.

Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. The Company, as noted in Note 7, issued RSAs and stock options which contain a vesting condition associated with a successful IPO. These instruments were included in the diluted net income per share calculation only after the IPO was consummated. In the periods presented, income and losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company’s losses.

The following table sets forth the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Net income	$498,592	$100,536
Weighted average shares outstanding*
Basic	54,619,858	51,769,358
Total dilutive effect of outstanding equity awards	2,377,078	—
Diluted	56,996,936	51,769,358
Net income per share*
Basic	$0.01	$—
Diluted	$0.01	$—

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This standard will be applicable for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its condensed consolidated financial statement disclosures.

3. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of March 31, 2025 and December 31, 2024, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $31,994 and $15,995 as of March 31, 2025 and December 31, 2024, respectively. This amount is included within “Loans receivable, net” on the condensed consolidated balance sheets.

Although not part of HIT’s core business, the Company will strategically invest its assets in a manner to maximize risk -adjusted return and promote shareholder wealth. The Company provided the promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally.

4. Stockholders’ Equity

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this quarterly report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

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

The RSAs granted to employees under the Company’s 2022 Equity Incentive Plan all contain a vesting condition that is associated with a successful IPO, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest. In connection with the IPO, the Company issued an aggregate of 545,512 shares of Class A Common Stock, par value $0.001 per share, to settle fully vested RSAs in December 2024. In March of 2025, the Company issued an aggregate of 20,334 shares of Class A Common Stock, par value $0.001 per share, to settle fully vested RSAs with vesting conditions based on service duration (see Note 7).

On March 25, 2025, the Company granted 14,000 shares of Class A Common Stock to the new Chief Growth Officer, with a total fair value of $10,780 based on the closing market price on the grant date. The shares were fully vested as of the grant date, resulting in full recognition of the related compensation expense during the three months ended March 31, 2025.

On March 25, 2025, the Company granted 24,000 shares of Class A Common Stock to third-party American Trust Investment Services, Inc. in exchange for its 12-month consulting services commencing in March 2025. The total fair value of the shares was $15,734 determined based on the closing market price on March 21, 2025, as specified in the service agreement. The shares were fully vested as of the grant date, and related service expense is being recognized over the 12-month service period, with a portion recognized during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, 42,973,204 and 42,914,870 shares of Class A Common Stock were issued and outstanding, respectively. As of March 31, 2025 and December 31, 2024, 11,700,000 shares of Class B Common Stock were issued and outstanding, respectively.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

4. Stockholders’ Equity (cont.)

Holders of Class B Common Stock are entitled to ten votes per share with holders of Class A Common Stock are entitled to one vote per share. Both classes of Common Stock will vote collectively with the holders of Series A Convertible Preferred stock.

Holders of Class A and Class B Common Stock are entitled to dividends when, and if, declared at the discretion of the Company.

5. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which it believes would have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The rent-related expense for this lease was $20,812 for both the three months ended March 31, 2025 and 2024. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with fixed rent payable monthly, commencing in December of 2024.

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

During the three months ended March 31, 2025 and 2024, the Company made cash payments of $20,794 and $20,188 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2025:

2025	63,005
2026	86,312
2027	66,180
Total undiscounted lease liabilities	$215,497
Less effects of discounting	(24,780)
Total lease liabilities	$190,717

The remaining lease term was 2.6 years and 2.8 years as of March 31, 2025 and of December 31, 2024, respectively.

The discount rate used to determine the operating lease liability was 10% as of March 31, 2025 and of December 31, 2024.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes

During the three months ended March 31, 2025 and March 31, 2024, the Company incurred $185,831 and $91,198 income tax expense, respectively.

The Company’s income tax provision consists of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Federal & State
Current	$220,304	$151,268
Deferred	(34,473)	(60,070)
Income tax provision	$185,831	$91,198

The Company’s net deferred tax assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation	110,491	47,585
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$110,491	$47,585

Deferred tax liabilities:
Research & Development credits	(404,694)	(376,261)
Total Deferred Tax Liabilities	$(404,694)	$(376,261)

Total net deferred tax liabilities:	$(294,203)	$(328,676)

As of March 31, 2025 and December 31, 2024, the Company had no U.S. federal net operating loss carryforwards.

The income tax expense recognized in each period differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2025 and 2024 due to the following:

	Three Months Ended March 31,
	2025	2024
Statutory federal income tax rate	21.00%	21.00%
State taxes (net of federal benefit)	5.68	5.13
Permanent difference	0.47	—
Tax account true up	—	20.46
Other	—	0.97
Effective tax rate	27.15%	47.56%

The Company’s effective tax rate for the three months ended March 31, 2025 was 27.15%, which differs from the U.S. federal statutory rate of 21%, primarily due to state taxes, net of federal benefit and permanent difference.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation

2022 Equity Incentive Plan

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this quarterly report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of our Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the 1,145,182 shares of restricted stock and 2,320,505 options outstanding in the plan as of March 31, 2025 and December 31, 2024. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 38,000 shares of unrestricted stock awards were granted as of March 31, 2025, and no awards were granted as of December 31, 2024.

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Restricted Stock Awards

The table below identifies the RSAs activity under the 2022 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2024	599,670	$0.94
Granted	—	—
Vested	(20,334)	0.71
Canceled/Forfeited	—	—
Unvested as of March 31, 2025	579,336	$0.95

As of March 31, 2025, there was $317,883 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.4 years, using the straight-line method. The total fair value of the RSAs vested was $14,369 and $0 during the three months ended March 31, 2025 and 2024, respectively. No RSAs were granted during the three months ended March 31, 2025. The weighted-average grant-date fair value per share of RSAs granted was $0.71 during the three months ended March 31, 2024.

Options

The table below identifies the stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	2,320,505	$0.76	3.5	$10,669,746
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Balance as of March 31, 2025	2,320,505	$0.76	3.3	$—
Vested as of March 31, 2025	633,322	$0.71	3.3	$—
Vested and expected to vest as of March 31, 2025	2,318,982	$0.76	3.3	$—

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal quarter. There were no stock options granted or exercised during the three months ended March 31, 2025 and 2024. The total fair value of options vested during the three months ended March 31, 2025 and 2024 was $18,979 and $0, respectively.

As of March 31, 2025, there was $336,373 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.4 years, using the straight-line method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors."

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

As of March 31, 2025, we had clients in 41 states, with our services and platforms actively utilized by 459 brokers, 12 Third-Party Administrators (TPAs), and 221 additional third-party agencies. Our stop loss insurance policies for self-funded benefits plans were sold to 936 business clients with 24,307 employees. In addition, we continued to maintain profitability while driving revenue growth of 56% year over year from the first quarter of 2024 to the first quarter of 2025.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals.

Recent Developments

Partnerships and Collaborations

On March 25, 2025, we announced a strategic collaboration with DialCare, a leading provider of telehealth and virtual care solutions. Through this collaboration, DialCare’s virtual primary care, therapy, and psychiatry services will be integrated into HIT’s self-funded health plan offerings. Members across the U.S. will gain on-demand access to licensed physicians, therapists and psychiatric providers via phone or video consultations. This collaboration further enhances our mission to deliver smarter, more accessible healthcare solutions for diverse populations.

Appointment of Sanjay Shrestha to Board of Directors

On April 8, 2025, Sanjay Shrestha was appointed to our Board of Directors. Mr. Shrestha brings extensive leadership experience in scaling platform-based businesses and driving growth across the energy and technology sectors. He currently serves as President of Plug Power, having joined the company in 2019 as Chief Strategy Officer. He has played a pivotal role in driving growth and expanding value for both customers and shareholders. As General Manager, he significantly broadened the company’s product portfolio and built out the Energy business to deliver end-to-end solutions—including electrolyzers, liquefiers, and cryogenic systems—while overseeing the development of Plug’s hydrogen production facilities. In addition to his operational expertise, Mr. Shrestha has a strong capital market background, having served as a top-ranked renewables research analyst at Lazard Capital Markets and First Albany Capital. His appointment adds valuable industry and financial expertise to the Board and further strengthens HIT’s strategic vision for long-term growth and market expansion.

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

Seasonality

Our business is generally affected by the seasonal patterns of our enrollment and medical expenses. Usage of our underwriting and quoting platform is seasonal, primarily due to the common renewal of health plan policies in December and January. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations, and financial position may be adversely affected.

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

The following table sets forth the number of EEs billed for the periods indicated:

	Three Months Ended March 31,		Period-to-Period Change
	2025	2024	EEs	Percentage
Number of EEs billed (End of period)	24,307	20,802	3,505	17%

As of March 31, 2025, the number of enrolled employees reached 24,307, representing a 17% increase from 20,802 in the same period of 2024. This growth reflects strong market demand and the expanded adoption of our self-funded health plan solutions. The increase was also supported by early traction from our large-group AI-assisted underwriting platform, which entered beta testing in late 2024.

Adjusted EBITDA

Adjusted EBITDA represents our net income before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Results of Operations” in this item for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income, the most comparable GAAP measurements, respectively, for the three months ended March 31, 2025 and 2024. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

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

(i)	SMR is a program manager specializing in customized self-funded benefits programs for small businesses. It creates health plans, selects networks and manages vendors, and sets up benefits plans on the marketplace, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to small businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers. The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of program selected by the broker. SMR’s fees are paid by small employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

(iii)	HI Card provides medical claims access data and claims negotiation for SMR’s program members who select such services and provides 24/7 accessibility to all incurred medical data for employees who enroll in the HI Card service. Accordingly, all of the revenue we generate from HI Card is from SMR’s program members, which are enrolled employees of the small employer. The revenue generated from HI Card is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee may vary depending on services or the network selected by the broker. Brokers are not obligated to utilize the HI Card service for the small employers. HI Card’s fees are paid by small employers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Three Months Ended March 31,
	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$2,351,984	29.3%	$1,784,635	34.8%
Revenues from fees	5,663,000	70.7%	3,340,296	65.2%
SMR	5,663,000	70.7%	2,532,922	49.4%
HI Card	—	—%	807,374	15.8%
Total revenues	8,014,984	100.0%	5,124,931	100.0%

Cost of revenues

Cost of revenues primarily consists of infrastructure costs to operate our platform such as hosting fees and fees paid to various third-party partners for access to their technology, services and amortization expenses of our capitalized internal-use software related to our platform. We mainly outsource captive management services and data services from the third-party companies. Our internal proprietary system seeks to consistently improve underwriting and services results through machine learning and data feeds. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that our risk associated with our service offerings is minimized. See Part II, “Item 1A. Risk Factors — Risks Related to our Business and Industry” for additional information on the risks associated with our service offerings.

Sales and marketing expenses

Sales and marketing expenses primarily consist of personnel-related costs including salaries, stock-based compensation expense, benefits and commissions cost for our sales and marketing personnel. Sales and marketing expenses also include the costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party for sales and customer acquisition.

General and administrative expenses

General and administrative expenses primarily consist of personnel-related costs and related expenses for our executives, finance, legal, human resources, technical support, and administrative personnel as well as the costs associated with professional fees for external legal, accounting, and other consulting services, insurance premiums.

Research and development expenses

Research and development expenses primarily consist of personnel-related costs, including salaries, stock-based compensation expense and benefits for our research and development personnel. Additional expenses include costs related to the software development, quality assurance, and testing of new technology, and enhancement of our existing platform technology.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Three Months Ended March 31,
	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$2,351,984	29.3%	$1,784,635	34.8%
Revenues from fees	5,663,000	70.7%	3,340,296	65.2%
SMR	5,663,000	70.7%	2,532,922	49.4%
HI Card	—	—%	807,374	15.8%
Total revenues	8,014,984	100.0%	5,124,931	100.0%

Cost of revenues	2,659,585	33.2%	989,911	19.3%
Gross profit	$5,355,399	66.8%	$4,135,020	80.7%

Operating expenses
Sales and marketing expenses	1,090,255	13.6%	1,043,208	20.4%
General and administrative expenses	3,246,765	40.5%	1,999,194	39.0%
Research and development expenses	537,721	6.7%	760,196	14.8%
Total operating expenses	4,874,741	60.8%	3,802,598	74.2%

Other income (expense):
Interest income	85,366	1.1%	24,312	0.5%
Interest expenses	—	—%	(165,000)	(3.2)%
Other income	118,399	1.5%	—	—%
Total other income (expense), net	203,765	2.6%	(140,688)	(2.7)%

Income before income tax expense	$684,423	8.6%	$191,734	3.8%

Provision for income taxes	(185,831)	(2.3)%	(91,198)	(1.8)%

Net income	$498,592	6.3%	$100,536	2.0%
Other Financial Data:
Adjusted EBITDA(1)	$1,228,211	15.3%	$467,209	9.1%

(1)	We define adjusted EBITDA as net income before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024
Reconciliation from Net Income to Adjusted EBITDA:
Net income	$498,592	$100,536
Interest (income) expenses	(85,366)	140,688
Depreciation and amortization	135,983	134,787
Income tax expense	185,831	91,198
Stock-based compensation expense	493,171	—
Total net adjustments	729,619	366,673
Adjusted EBITDA	$1,228,211	$467,209

Condensed Consolidated Balance Sheet Data

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,575,037	$7,849,248
Accounts receivable, net	2,110,601	1,647,103
Other receivables	3,989,788	500,252
Software	4,736,093	3,962,461
Total assets	21,330,200	15,768,489
Total liabilities	7,169,409	2,599,461
Total stockholders’ equity	14,160,791	13,169,028

Cash and cash equivalents

As of March 31, 2025, the balance of cash and cash equivalents were $7,575,037, remaining relatively stable compared to $7,849,248 as of December 31, 2024.

Accounts receivable, net

As of March 31, 2025, the balance of accounts receivable, net increased by $463,498 to $2,110,601, from $1,647,103 as of December 31, 2024. This increase was mainly attributable to the growth in revenues for the three months ended March 31, 2025. The accounts receivable turnover period for the three months ended March 31, 2025 was 28 days, remaining stable compared to 29 days for the year ended December 31, 2024.

Other receivables

As of March 31, 2025, the balance of other receivables increased by $3,489,536 to $3,989,788, from $500,252 as of December 31, 2024. This increase was mainly attributable to the purchase of Deferred Administrative Surplus for $3,481,684 on March 18, 2025.

Software

As of March 31, 2025, the balance of software increased by $773,632 to $4,736,093, from $3,962,461 as of December 31, 2024. This increase was mainly attributable to a $909,615 investment in new software development, partially offset by a $135,983 increase in accumulated amortization for the three months ended March 31, 2025.

Total liabilities

As of March 31, 2025, the balance of total liabilities increased by $4,569,948 to $7,169,409, from $2,599,461 as of December 31, 2024. This increase was mainly attributable to the growth in accounts payable and accrued expenses, resulting from a $2,281,684 payable for the purchase of Deferred Administrative Surplus in March 2025, as well as the expansion of business scale.

Total stockholders’ equity

As of March 31, 2025, the balance of total stockholders’ equity increased by $991,763 to $14,160,791, from $13,169,028 as of December 31, 2024. This increase was mainly attributable to our net income and stock-based compensation. Please refer to our Condensed Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	2,351,984	29.3%	1,784,635	34.8%	567,349	31.8%
Revenues from fees	5,663,000	70.7%	3,340,296	65.2%	2,322,704	69.5%
SMR	5,663,000	70.7%	2,532,922	49.4%	3,130,078	123.6%
HI Card	—	—%	807,374	15.8%	(807,374)	(100.0)%
Total revenues	8,014,984	100.0%	5,124,931	100.0%	2,890,053	56.4%

Total revenues for the three months ended March 31, 2025 reached $8.0 million, up 56.4% from $5.1 million in the same period of 2024. This growth was primarily driven by strong demand for our new product offerings and encouraging feedback from our ongoing beta testing with mid-to-large employers.

This growth was fueled in part by a 17% increase in total billable enrolled employees, which rose to 24,307 as of March 31, 2025, compared to 20,802 in the prior-year period. Revenues from underwriting modeling increased 31.8% to $2.4 million, compared to $1.8 million for the same period in 2024, reflecting rising adoption of our solutions, including the early traction from our AI-backed underwriting solution targeting employers with over 150 employees.

Revenues from fees increased 69.5% to $5.7 million, compared to $3.3 million for the same period in 2024. Revenues from fees continue to outpace revenues from underwriting modeling as more employers prioritize higher-quality coverage and enhanced service offerings.

Cost of revenues

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	2,659,585	33.2%	989,911	19.3%	1,669,674	13.9%

Cost of revenues increased by $1.7 million to $2.7 million for the three months ended March 31, 2025, from $1.0 million for the three months ended March 31, 2024. As a percentage of revenue, cost of revenues increased to 33.2% for the three months ended March 31, 2025, from 19.3% for the same period in 2024.

The increase was primarily attributable to higher captive management fees related to the new products and new channels launched in July 2024, as we continued to expand our business scale.

Sales and marketing expenses

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	1,090,255	13.6%	1,043,208	20.4%	47,047	(6.8)%

Sales and marketing expenses were $1.1 million for the three months ended March 31, 2025, roughly in line with $1.0 million for the three months ended March 31, 2024. As a percentage of revenue, however, sales and marketing expenses declined to 13.6% for the three months ended March 31, 2025, compared to 20.4% for the same period in 2024, primarily due to the growth in our revenues, driven by strong demand for our new product offerings and encouraging early results from beta testing with mid-to-large employers.

General and administrative expenses

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	1,231,002	15.4%	1,126,072	22.0%	104,930	(6.6)%
Administrative division	2,015,763	25.1%	873,122	17.0%	1,142,641	8.1%
Total General and administrative expenses	3,246,765	40.5%	1,999,194	39.0%	1,247,571	1.5%

General and administrative expenses increased by $1.2 million to $3.2 million for the three months ended March 31, 2025, from $2.0 million for the three months ended March 31, 2024. As a percentage of revenue, general and administrative expenses increased slightly to 40.5% for the three months ended March 31, 2025, from 39.0% for the same period in 2024.

We bifurcate general and administrative expenses as follows:

Administrative division — The administrative division mainly represents payroll, stock-based compensation expense and benefits expenses incurred related to Executives, Human Resources, Accounting, and Finance related personnel.

Operations division — The operations division mainly consists of payroll, stock-based compensation expense and benefits expenses incurred related to our underwriting, claims management, operations development, and enrollment personnel.

The overall increase in general and administrative expenses for the three months ended March 31, 2025 was primarily attributable to increased public company costs of $0.6 million, including audit, legal, and investor relations expenses etc. And an additional $0.3 million was associated with stock-based compensation expenses.

Research and development expenses

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	537,721	6.7%	760,196	14.8%	(222,475)	(8.1)%

Research and development expenses decreased by $0.2 million to $0.5 million for the three months ended March 31, 2025, from $0.7 million for the three months ended March 31, 2024. As a percentage of revenue, research and development expenses decreased to 6.7% for the three months ended March 31, 2025, from 14.8% for the same period in 2024.

The decrease was primarily attributable to the capitalization of development costs related to the buildout of eDIYBS 3.0. During the three months ended March 31, 2025, our IT remains fully focused on enhancing features for this next-generation platform.

Income before income tax expense

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income before income tax expense	684,423	8.6%	191,734	3.8%	492,689	4.8%

Income before income tax expense increased by $0.5 million to $0.7 million for the three months ended March 31, 2025, from $0.2 million for the three months ended March 31, 2024. This increase was primarily attributable to growth in our revenues, driven by our strong revenue growth and disciplined cost management.

Provision for income taxes

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(185,831)	(2.3)%	(91,198)	(1.8)%	(94,633)	(0.5)%

Provision for income taxes increased by $0.1 million to $0.2 million for the three months ended March 31, 2025, from $0.1 million for the three months ended March 31, 2024. The increase in tax benefit was primarily attributable to the increased income before income taxes, primarily driven by our strong revenue growth and disciplined cost management.

Adjusted EBITDA

	Three Months Ended March 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	1,228,211	15.3%	467,209	9.1%	761,002	6.2%

Adjusted EBITDA increased by $0.8 million to $1.2 million for the three months ended March 31, 2025, from $0.4 million for the three months ended March 31, 2024. As a percentage of revenue, adjusted EBITDA improved to 15.3% for the three months ended March 31, 2025, from 9.1% for the same period in 2024. The increase in adjusted EBITDA was primarily attributable to strong revenue growth, driven by strong demand for our new product offerings and encouraging early results from beta testing with mid-to-large employers.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash from operating activities, short-term loans, our IPO completed in December 2024, and our issuance of Series A Convertible Preferred Stock for $2 million to an institutional investor, which was converted into shares of Class A Common Stock in August 2023 on a one for one basis.

Our cash and cash equivalents as of March 31, 2025 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe that our cash generated from our operating activities will allow us to continue as a going concern at least twelve months from the date of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$527,353	$(680,212)
Investing activities	(703,475)	(133,394)
Financing activities	(98,089)	(243,210)
Decrease in cash and cash equivalents	$(274,211)	$(1,056,816)

Operating Activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2025, compared to net cash used of $0.7 million for the same period in 2024. The increase was primarily due to the growth in revenues and process improvements and the automation of our accounts receivable (AR) system. Cash provided by operating activities for the three months ended March 31, 2025, principally resulted from our net income of $0.5 million, $1.3 million in adjustments for non-cash items primarily related to amortization, provision for potential revenue reduction and stock-based compensation expense, and offset by $1.3 million of cash used to fund changes in working capital, including an increase in accounts receivable of $0.4 million, an increase in other receivables of $3.5 million, an increase in prepaid expenses and other current assets of $1.0 million, an increase in accounts payable and accrued expenses of $3.4 million and an increase in income taxes payable of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2024, principally resulted from our net income of $0.1 million, $0.2 million in adjustments for non-cash items primarily related to amortization and amortization of debt discount, and offset by $1.0 million of cash used to fund changes in working capital, including a decrease in accounts receivable of $0.2 million, a decrease in other receivables of $0.2 million, a decrease in accounts payable and accrued expenses of $1.5 million and an increase in income taxes payable of $0.1 million.

Investing Activities

Cash used in investing activities increased by $0.6 million to $0.7 million for the three months ended March 31, 2025, compared to $0.1 million for the same period in 2024. The primary use of cash used in investing activities for the three months ended March 31, 2025 and 2024 were both related to the development of our internal-use software, reflecting our continued investment in enhancing all our technology platforms.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2025, compared to $0.2 million for the same period in 2024. The primary use of cash used in financing activities for the three months ended March 31, 2025 and 2024 were both related to the payments of deferred offering cost for our IPO.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligations as of March 31, 2025. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	215,497	84,422	131,075	—	—

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This standard will be applicable for our Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter. Currently, we are assessing the potential impact of this guidance on our consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, we are assessing the potential impact of this guidance on our condensed consolidated financial statement disclosures.

We do not believe that any other recently issued but not yet effective accounting pronouncements are expected to have a material effect on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 17, 2025, and our subsequent filings with the SEC. In addition to those in our prior filings, the following is an additional risk factor to consider:

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

On April 28, 2025, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the closing bid price for our Class A common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 27, 2025, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before October 27, 2025, the bid price of our Class A common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Letter has no immediate effect on the listing or trading of our Class A common stock.

We intend to monitor the bid price of its Class A common stock and consider available options if our Class A common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by October 27, 2025.

If we do not regain compliance with Rule 5550(a)(2) by October 27, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. Should we fail to regain compliance with this continued listing requirement, our Class A common stock may be delisted and that could limit investors’ ability to make transactions in the Class A common stock and subject us to additional trading restrictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

On March 25, 2025, we granted 14,000 shares of Class A Common Stock to our new Chief Growth Officer. On March 25, 2025, we granted 24,000 shares of Class A Common Stock to a third party American Trust Investment Services, Inc. in exchange for its 12-month consulting services commencing in March 2025. These grants were made pursuant to our 2024 Plan, and we did not receive any financial compensation for the purchase of these shares. Each transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2(2)	Third Amended and Restated Bylaws of Health In Tech, Inc.
10.1+(1)	Employment Agreement between Health In Tech, Inc. and Chris Kurtenbach dated March 17, 2025.
10.2+(1)	Employment Agreement between Health In Tech, Inc. and Dustin Plantholt dated March 17, 2025.
10.3+(1)	Employment Agreement between Health In Tech, Inc. and Jennifer Guerrica dated March 17, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Health In Tech, Inc.

Date: May 9, 2025	By:	/s/ Tim Johnson
Tim Johnson
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ LinLin Qian
LinLin Qian
Chief Financial Officer (Principal Financial and Accounting Officer)