Form 10-Q
period 2025-06-30
Health In Tech, Inc.
filed 2025-08-08
CIK 2019505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 44,689,291 shares of Class A common stock and 11,700,000 shares of Class B common stock, each with a par value of $0.001 per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Health In Tech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$8,138,166	$7,849,248
Accounts receivable, net	1,281,131	1,647,103
Other receivables	3,854,834	500,252
Deferred offering costs	66,500	—
Prepaid expenses and other current assets	1,513,017	787,161
Total current assets	14,853,648	10,783,764
Non-current assets
Software	5,519,110	3,962,461
Loans receivable, net	847,993	815,995
Operating lease – right of use assets	173,896	206,269
Long-term prepaid expenses	783,603	—
Total non-current assets	7,324,602	4,984,725
Total assets	$22,178,250	$15,768,489

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$4,327,475	$1,858,840
Income taxes payable	34,944	205,253
Operating lease liabilities – current	71,418	66,881
Other current liabilities	955,743	—
Total current liabilities	5,389,580	2,130,974
Non-current liabilities
Deferred tax liabilities	262,129	328,676
Operating lease liabilities – non-current	102,938	139,811
Total non-current liabilities	365,067	468,487
Total liabilities	5,754,647	2,599,461

Commitments and contingencies (Note 5)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 44,679,664 and 42,914,870 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	44,679	42,915
Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	11,700	11,700
Additional paid-in capital*	11,296,605	9,173,017
Retained earnings	5,070,619	3,941,396
Total stockholders’ equity	16,423,603	13,169,028
Total liabilities and stockholders’ equity	$22,178,250	$15,768,489

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Revenues from underwriting modeling (ICE)	$2,090,576	$1,639,105	$4,442,560	$3,423,740
Revenues from fees	7,223,273	3,363,385	12,886,273	6,703,681
SMR	7,223,273	2,595,545	12,886,273	5,128,467
HI Card	—	767,840	—	1,575,214
Total revenues	9,313,849	5,002,490	17,328,833	10,127,421

Cost of revenues	3,003,979	974,727	5,663,564	1,964,638

Gross profit	$6,309,870	$4,027,763	$11,665,269	$8,162,783

Operating expenses
Sales and marketing expenses	1,226,738	974,522	2,316,993	2,017,730
General and administrative expenses	3,775,453	1,816,679	7,022,218	3,815,873
Research and development expenses	582,609	701,626	1,120,330	1,461,822
Total operating expenses	5,584,800	3,492,827	10,459,541	7,295,425

Other income (expense):
Interest income	108,198	31,339	193,564	55,651
Interest expenses	—	(165,000)	—	(330,000)
Other income	—	—	118,399	—
Total other income (expense), net	108,198	(133,661)	311,963	(274,349)

Income before income tax expense	$833,268	$401,275	$1,517,691	$593,009

Provision for income taxes	(202,637)	(63,268)	(388,468)	(154,466)

Net income	$630,631	$338,007	$1,129,223	$438,543

Net income per share*:
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

Weighted average common stocks outstanding*:
Basic	55,382,395	51,769,358	55,003,233	51,769,358
Diluted	55,632,357	51,769,358	57,004,070	51,769,358

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Stock-based compensation	58,334	58	—	—	493,113	—	493,171
Net income	—	—	—	—	—	498,592	498,592
Balance as of March 31, 2025	42,973,204	$42,973	11,700,000	$11,700	$9,666,130	$4,439,988	$14,160,791
Stock-based compensation	1,706,460	1,706	—	—	1,630,475	—	1,632,181
Net income	—	—	—	—	—	630,631	630,631
Balance as of June 30, 2025	44,679,664	$44,679	11,700,000	$11,700	$11,296,605	$5,070,619	$16,423,603

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2023	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,270,919	$6,093,226
Net income	—	—	—	—	—	100,536	100,536
Balance as of March 31, 2024	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,371,455	$6,193,762
Net income	—	—	—	—	—	338,007	338,007
Balance as of June 30, 2024	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,709,462	$6,531,769

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,129,223	$438,543
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of accounts receivable	5,990	—
Amortization expense	271,966	269,574
Provision for refund liability	955,743	—
Deferred tax benefits	(66,547)	(59,316)
Amortization of debt discount	—	330,000
Interest income	(31,998)	(31,998)
Stock-based compensation expense	1,201,134	—
Changes in operating assets and liabilities:
Accounts receivable	359,982	777,895
Other receivables	(3,354,582)	619,372
Prepaid expenses and other current assets	(204,241)	(91,725)
Long-term prepaid expenses	(357,666)	—
Operating lease right-of-use assets and liabilities, net	37	1,247
Accounts payable and accrued expenses	2,269,897	(1,555,558)
Income taxes payable	(170,309)	(111,705)
Net cash provided by operating activities	2,008,629	586,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(1,613,372)	(227,356)
Net cash used in investing activities	(1,613,372)	(227,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(106,339)	(612,120)
Net cash used in financing activities	(106,339)	(612,120)

Increase (decrease) in cash and cash equivalents	288,918	(253,147)
Cash and cash equivalents, beginning of period	7,849,248	2,416,350
Cash and cash equivalents, end of period	8,138,166	2,163,203

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$625,323	$325,487

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$—	$220,961
Accrued development of software included in accounts payable and accrued expenses	$265,243	$25,817
Issuance of Class A common stock for future service	$1,037,984	$—

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment from continuing operations at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of June 30, 2025 and December 31, 2024, the Company did not have a material balance of long-lived assets located outside of the United States.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended June 30, 2025 and December 31, 2024. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

For the three and six months ended June 30, 2025, one stop-loss insurance carrier (“Carrier A”) individually represented greater than 10% of Company’s total revenues, accounting for 28.2% and 28.3% of total revenues, respectively. The Company began this relationship in August 2024. The amount due from Carrier A was approximately 32.8% of accounts receivable as of June 30, 2025. For the three and six months ended June 30, 2024, a different stop-loss insurance carrier (“Carrier B”) individually represented greater than 10% of the Company’s total revenues, accounting for 29.0% and 26.3% of total revenues, respectively. The amount due from Carrier B was approximately 44.6% of accounts receivable as of June 30, 2024. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenues from Small Business Employer Customers

The Company does not have significant concentrations of revenues from any of its small business employer customers. For both the three and six months ended June 30, 2025 and 2024, no single small business employer accounted for more than 1.5% or 1.0% of the Company’s total revenues in the respective periods. No small business employers accounted for more than 4.0% or 1.5% of accounts receivable, net as of June 30, 2025 and 2024, respectively.

Concentration of Cost of Revenues Service Providers

For the three months ended June 30, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 80.3%, 6.0% and 5.0% of the Company’s cost of revenues, respectively. For the six months ended June 30, 2025, these three primary service providers accounted for 78.8%, 6.4% and 5.2% of the Company’s cost of revenues, respectively. As of June 30, 2025, they accounted for 60.3%, 2.9% and 0.0% of accounts payable balance, respectively. For the three months ended June 30, 2024, the Company’s three primary service providers (including two data service providers, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 71.9%, 5.4% and 5.0% of the Company’s cost of revenues, respectively. For the six months ended June 30, 2024, these three primary service providers accounted for 72.5%, 5.3% and 5.0% of the Company’s cost of revenues, respectively. As of June 30, 2024, they accounted for 72.6%, 0.0% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes one third party Artificial Intelligence (“AI”) data service providers. For the three and six months ended June 30, 2025, this provider accounted for 6.0% and 6.4% of the Company’s cost of revenues, respectively. As of June 30, 2025, this provider accounted for 2.9% of accounts payable balance. For the three months ended June 30, 2024, the Company’s two providers accounted for 5.4% and 5.0% of the Company’s cost of revenues, respectively. For the six months ended June 30, 2024, the Company’s two providers accounted for 5.3% and 5.0% of the Company’s cost of revenues, respectively. As of June 30, 2024, no balance was due to these two providers. The Company previously utilized these AI data services companies as the pricing in which to procure the services was more advantageous than utilizing other vendors within this sector. While the Company historically utilized these two AI data service companies, the Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during the three and six months ended June 30, 2025 and 2024. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2024. The Company had one lease classified as short-term leases as of June 30, 2025 and December 31, 2024, respectively.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of June 30, 2025 and December 31, 2024, respectively.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2024, the Company made monthly contra revenue provision which was 0.8% of total revenues. The provision for customers ending their 12-month plan with balances of less than $10,000 as of December 31, 2024 without completion of reconciliation was $91,799. The total provision amounted to $249,285 or 1.3% of total revenues for the year ended December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $185,560 as of December 31, 2024. In the first half year of 2025, the Company completed almost all reconciliations for customer policies that ended as of December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $124,749 as of June 30, 2025. Starting from January 2025, the Company’s monthly revenue provision was 1.3% of total revenues, which was based on the full review of 2024 revenue adjustments. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $170,569 as of June 30, 2025. This incorporates three separate categories:

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

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% and 20% of the estimated face value of the 2023 Purchase and 2025 Purchase, respectively. This was due to the Carrier not having the sufficient and proper headcount to spend the necessary time and effort to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of June 30, 2025, for the 2023 Purchase, the Company completed reconciliations for approximately 52% of the total estimated face value ($3,100,000) of the acquired deferred administrative fund accounts, and the Company made the request to small business employers for collection. For the reconciliations that have been completed, the Company has collected 79% of the requested amount. As of June 30, 2025, for the 2025 Purchase, the Company just begun the reconciliation and completed reconciliations for approximately 3% of the total estimated face value ($17,408,421) of the acquired deferred administrative fund accounts, and the Company made the request to small business employers for collection. For the reconciliations that have been completed, the Company has collected 37% of the requested amount.

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326 — Financial Instruments, Credit Losses. Furthermore, the Company only had approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables as of June 30, 2025 and December 31, 2024. The Company collected $165,802 under the Deferred Administrative Surplus during the three and six months ended June 30, 2025.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. Recent data indicates that its overall collection rate of Deferred Administrative Surplus has been significant. Given no major changes to the parties involved in collection, the Company assessed that the current conditions would remain in the foreseeable future and estimated that no allowance was required for receivables from Deferred Administrative Surplus as of June 30, 2025 and December 31, 2024, respectively. The Company will continue to assess its historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of June 30, 2025 and December 31, 2024, respectively. The Company recorded this loan receivable at amortized cost on the condensed consolidated balance sheets. See Note 3.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. The Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the completion of the design, coding, installation, and testing of the software has been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. As such, the Company has entered the eDIYBS system in the post-implementation phase. The Company has amortized $135,983 and $271,966 of the capitalized costs associated with eDIYBS and other systems for the three and six months ended June 30, 2025, respectively, and $134,787 and $269,574 for the three and six months ended June 30, 2024, respectively. These amounts are included in the cost of revenues line item of the Company’s Condensed Consolidated Statements of Operations. The Company capitalized $919,000 and $1,828,615 of software development costs during the three and six months ended June 30, 2025, respectively, and $93,962  and $227,356 during the three and six months ended June 30, 2024, respectively.

Impairment of Long Lived Assets

The Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the three and six months ended June 30, 2025 and 2024.

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

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenues from underwriting modeling (ICE)	$2,767,848	1,639,105	$5,398,303	3,423,740
Revenues from fees	6,814,122	3,225,677	13,116,994	6,650,716
SMR	6,814,122	2,457,837	13,116,994	5,075,502
HI Card	—	767,840	—	1,575,214
Subtotal	9,581,970	4,864,782	18,515,297	10,074,456
Contra revenue for billing adjustments	(92,423)	137,708	(230,721)	52,965
Contra revenue for refund liability	(175,698)	—	(955,743)	—
Total revenues	$9,313,849	5,002,490	$17,328,833	10,127,421

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Variable Consideration

With the exception of one carrier, the Company does not have variable consideration that would require constraint from the transaction price of its contracts with customers as the Company receives monthly payments either based on a fixed percentage of the monthly premiums paid by the carrier, or a fixed dollar amount based on the end users serviced during a given month.

For one particular carrier, the Company has an agreement that includes an unprecedented clause allowing for a potential adjustment to the Company’s underwriting modeling revenue, based on calculations to be provided by the carrier at the end of the reconciliation stage (the "Adjustment"). The agreement period consists of three stages: (i) the policy in-effect stage, covering the first 12 months from each policy effective date month (August 2023 to May 2025); (ii) the run-out stage, a six month period from the end of the policy term, covering the 13th to 18th months from each policy effective date month (August 2024 to November 2025); and (iii) the reconciliation stage, covering the 19th to 24th months from each policy effective date month (February 2025 to May 2026). The agreement covers stop-loss policies with 11 consecutive policy effective date months, and each policy is subject to all three stages. The Adjustment is assessed based on the carrier’s portfolio performance calculated at the end of the reconciliation stage in May 2026. This Adjustment represents variable consideration under ASC 606.

For the three and six months ended June 30, 2024, all policies were in the policy in-effect stage. The Company did not make internal assessments of the Adjustment, as 50% to 70% of claims expenses are typically submitted during the run-out stage. The Company concluded that it was probable that there was no significant Adjustment for the period.

In February 2025, the stop-loss policies with the first effective date month ended their run-out stage and entered the reconciliation stage. The Company commenced internal assessments by policy effective date month and began including the Adjustment in the transaction price. This decision was based on updated information from the first stop-loss policies that had completed their six-month run-out stage. The Company has reasonable data to make preliminary estimates of the Adjustment by policy effective date month in lieu of the carrier’s calculation at portfolio level.

For the three and six months ended June 30, 2025, the Company estimated contra revenue of $175,698 and $955,743, respectively, related to the Adjustment. These amounts reduced revenue from underwriting modeling services provided to the carrier. As of June 30, 2025, a refund liability of $955,743 related to the Adjustment was recorded in other current liabilities. No such liability existed as of December 31, 2024. The final amount is expected to be finalized upon the carrier’s calculation and verification in May 2026. The Company will update its estimate quarterly to reflect ongoing changes in circumstances until finalization.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of June 30, 2025 and December 31, 2024, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of June 30, 2025 and December 31, 2024, there were no such capitalized costs. The Company expensed $0 and $114,999, during the three months ended June 30, 2025 and 2024, respectively, and $0 and $229,998 during the six months ended June 30, 2025 and 2024, respectively, related to the Company’s broker bonus program as the expected amortization period of these costs was expected to be less than one year. These costs have been included in sales and marketing expenses on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There was no significant financing components during the three and six months ended June 30, 2025 and 2024, respectively.

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation Expense

The Company’s share-based compensation program grant awards include stock options, restricted stock awards (“RSAs”) and unrestricted stocks to officers, employees and directors. The fair value of stock options granted in July 2023 and August 2024 was determined using the Binomial option-pricing model. The fair value of RSAs granted before the IPO was based on the fair value of the Company’s common stock on the date of the grant, using the DCF method and back-solve method, respectively. The fair value of unrestricted and restricted stocks granted after the IPO is based on the closing market price on the date of the grant. All of the Company’s stock options and RSAs granted before the IPO contain a vesting condition associated with a successful initial public offering by the Company. The Company started to recognize the stock-based compensation expense upon the completion of its IPO on December 24, 2024. Certain of the Company’s share-based awards granted before the IPO also contain additional vesting conditions that require a certain duration of services from the grantee, for which stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period starting from the closing of Company’s IPO. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate awards’ forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Certain of the Company’s share-based awards also contain additional vesting conditions that require the grantee to meet certain performance metrics to vest besides the liquidity event of IPO. For these awards, the final vesting has been determined based on the performance achieved as of December 31, 2023, and stock-based compensation expense was recognized upon the closing of the Company's IPO.

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

The Company periodically grants stock options, RSAs and unrestricted stocks to non-employees for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. For awards with service-based vesting conditions, compensation expense is recognized on a straight-line basis over the requisite service period, based on the grant-date fair value, consistent with the manner in which the Company would account for cash payments in exchange for services. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled. For awards with both service and performance-based vesting conditions, the Company recognizes compensation expense based on the grant-date fair value over the requisite service period, to the extent that the achievement of the performance condition is probable. The Company reassesses the probability of achieving the performance condition at each reporting date and begins recognizing expense only when it is probable that the condition will be met.

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

Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive, including unvested RSAs and outstanding stock options. The Company, as noted in Note 7, issued RSAs and stock options which contain a vesting condition associated with a successful IPO. These instruments were included in the diluted net income per share calculation only after the IPO was consummated. In the periods presented, income and losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company’s losses.

The following table sets forth the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$630,631	$338,007	$1,129,223	$438,543
Weighted average shares outstanding*
Basic	55,382,395	51,769,358	55,003,233	51,769,358
Total dilutive effect of outstanding equity awards	249,962	—	2,000,837	—
Diluted	55,632,357	51,769,358	57,004,070	51,769,358
Net income per share*
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

The following outstanding stock awards were not considered in the computation of diluted net income per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock awards	934,327	—	934,327	—
Option awards	2,296,505	—	—	—
Total	3,230,832	—	934,327	—

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

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

3. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of June 30, 2025 and December 31, 2024, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $47,993 and $15,995 as of June 30, 2025 and December 31, 2024, respectively. This amount is included within “Loans receivable, net” on the condensed consolidated balance sheets.

Although not part of HIT’s core business, the Company will strategically invest its assets in a manner to maximize risk-adjusted return and promote shareholder wealth. The Company provided the promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally.

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

The RSAs granted to employees under the Company’s 2022 Equity Incentive Plan all contain a vesting condition that is associated with a successful IPO, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest. In connection with the IPO, the Company issued an aggregate of 545,512 shares of Class A Common Stock, par value $0.001 per share, to settle fully vested RSAs in December 2024. During the three and six months ended June 30, 2025, the Company issued an aggregate of 446,833 and 467,167 shares of Class A Common Stock, respectively, par value $0.001 per share, to settle fully vested RSAs with vesting conditions based on service duration (see Note 7).

On March 25, 2025, the Company granted 14,000 shares of Class A Common Stock to the new Chief Growth Officer, with a total fair value of $10,780 based on the closing market price on the grant date. The shares were fully vested as of the grant date, resulting in full recognition of the related compensation expense during the three months ended March 31, 2025.

On March 25, 2025, the Company granted 24,000 shares of Class A Common Stock to third-party American Trust Investment Services, Inc. in exchange for its 12-month consulting services commencing in March 2025. The total fair value of the shares was $15,734 determined based on the closing market price on March 21, 2025, as specified in the service agreement. The shares were fully vested as of the grant date, and related service expense is being recognized over the 12-month service period, with a portion recognized during the three and six months ended June 30, 2025.

On May 9, 2025, the Company granted 1,250,000 shares of Class A Common Stock to third-party Forza Business Development, LLC, in exchange for its non-terminable 24-month consulting services commencing in May 2025. The total fair value was $1,022,250 based on the closing market price on the grant date. The shares were fully vested as of the grant date, and related service expense is being recognized over the 24-month service period, with a portion recognized during the three and six months ended June 30, 2025.

The Company issues stock-based awards to its directors, consultants and advisers in the form of restricted stock awards under the 2024 Equity Incentive Plan, all of which have the potential to increase the issued and outstanding shares of common stock in the future (see Note 7).

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

4. Stockholders’ Equity (cont.)

As of June 30, 2025 and December 31, 2024, 44,679,664 and 42,914,870 shares of Class A Common Stock were issued and outstanding, respectively. As of June 30, 2025 and December 31, 2024, 11,700,000 shares of Class B Common Stock were issued and outstanding, respectively.

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

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. For the three and six months ended June 30, 2025 and 2024, the rent-related expenses for this lease were $20,812 and $41,624, respectively. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with fixed rent payable monthly, commencing in December of 2024.

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

During the three and six months ended June 30, 2025, the Company made cash payments of $20,794 and $41,588 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2025:

2025	42,211
2026	86,312
2027	66,180
Total undiscounted lease liabilities	$194,703
Less effects of discounting	(20,347)
Total lease liabilities	$174,356

The remaining lease term was 2.3 years and 2.8 years as of June 30, 2025 and December 31, 2024, respectively.

The discount rate used to determine the operating lease liability was 10% as of June 30, 2025 and of December 31, 2024.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes

During the three months ended June 30, 2025 and 2024, the Company incurred $202,637 and $63,268 income tax expense, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred $388,468 and $154,466 income tax expense, respectively.

The Company’s income tax provision consists of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal & State
Current	$234,711	62,514	$455,015	213,782
Deferred	(32,074)	754	(66,547)	(59,316)
Income tax provision	$202,637	63,268	$388,468	154,466

The Company’s net deferred tax assets and liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation	165,354	47,585
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$165,354	$47,585

Deferred tax liabilities:
Research & Development credits	(427,483)	(376,261)
Total Deferred Tax Liabilities	$(427,483)	$(376,261)

Total net deferred tax liabilities:	$(262,129)	$(328,676)

As of June 30, 2025 and December 31, 2024, the Company had no U.S. federal net operating loss carryforwards.

The income tax expense recognized in each period differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six months ended June 30, 2025 and 2024 due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	3.10	2.72	4.27	3.50
Permanent difference	0.21	—	0.33	—
Tax account true up	—	(8.11)	—	1.13
Other	—	0.16	—	0.42
Effective tax rate	24.31%	15.77%	25.60%	26.05%

The Company’s effective tax rate for the three months ended June 30, 2025 was 24.31%, which differs from the U.S. federal statutory rate of 21%, primarily due to state taxes, net of federal benefit and permanent difference.

The Company’s effective tax rate for the six months ended June 30, 2025 was 25.60%, which differs from the U.S. federal statutory rate of 21%, primarily due to state taxes, net of federal benefit and permanent difference.

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

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of our Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the 1,145,182 shares of restricted stock and 2,320,505 options outstanding in the plan as of June 30, 2025 and December 31, 2024. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 1,288,000 shares of unrestricted stock awards and 933,954 shares of restricted stock awards were granted as of June 30, 2025, and no awards were granted as of December 31, 2024.

During the year ended December 31, 2022, the Company issued 361,650 RSAs (355,650 restricted stock awards remaining as of December 31, 2023 due to employee termination) under the 2022 Plan, which have a five-year contractual term. These RSAs vest upon a successful initial public offering. Additionally, on July 1, 2023, the Company issued 631,532 RSAs and 2,220,505 stock options under the 2022 Plan. During the year ended December 31, 2024, the Company issued 177,500 RSAs and 100,000 stock options under the 2022 Plan. These share-based awards all contain a vesting condition that is associated with a successful initial public offering, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest.

Given that all of the Company’s share-based compensation have a vesting condition that requires the Company to complete a successful IPO, the Company started to recognize the stock-based compensation expense upon the completion of its IPO on December 24, 2024.

The majority of the RSAs granted under the 2024 Plan have service-based vesting conditions and vest over a period from one to two years. A limited number of RSAs granted under the 2024 Plan are subject to both service and performance-based vesting conditions, which vest upon the achievement of specified performance metrics over the requisite service period. Compensation expense for awards with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period on a straight-line basis to the extent achievement of the performance condition is probable. As of each reporting date, the Company estimates the probability that specified performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Restricted Stock Awards

The table below identifies the RSAs activity under the 2022 Plan and 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2024	599,670	$0.94
Granted	933,954	0.64
Vested	(476,794)	0.94
Canceled/Forfeited	(3,500)	0.71
Unvested as of June 30, 2025	1,053,330	$0.68

As of June 30, 2025, there was $482,998 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.8 years, using the straight-line method. The total fair value of the RSAs vested was $446,033 and $0 during the six months ended June 30, 2025 and 2024, respectively. The weighted-average grant-date fair value per share of RSAs granted was $0.64 and $0.71 during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $45,616 of unrecognized compensation cost related to non-vested service and performance-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 1.2 years, using the straight-line method. No service and performance-based RSAs vested during the six months ended June 30, 2025 and 2024, respectively. The weighted-average grant-date fair value per share of RSAs granted was $0.66 during the six months ended June 30, 2025. No service and performance-based RSAs were granted during the six months ended June 30, 2024.

Options

The table below identifies the stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	2,320,505	$0.76	3.5	$10,669,746
Granted	—
Exercised	—
Canceled/Forfeited	(24,000)	0.71
Balance as of June 30, 2025	2,296,505	$0.76	3.0	$373,406
Vested as of June 30, 2025	1,944,920	$0.77	3.1	$313,636
Vested and expected to vest as of June 30, 2025	2,295,604	$0.76	3.0	$373,253

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal quarter. There were no stock options granted or exercised during the six months ended June 30, 2025 and 2024. The total fair value of options vested during the six months ended June 30, 2025 and 2024 was $483,141 and $0, respectively.

As of June 30, 2025, there was $110,262 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.9 years, using the straight-line method.

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

As of June 30, 2025, we had clients in 41 states, with our services and platforms actively utilized by 520 brokers, 10 Third-Party Administrators (TPAs), and 248 additional third-party agencies. Our stop loss insurance policies for self-funded benefits plans were sold to 942 business clients with 24,839 employees. Notably, in the first half of 2025, we achieved 71% year-over-year revenue growth compared to the same period in 2024, while maintaining healthy profitability.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals.

Recent Developments

Partnerships and Collaborations

Verdegard Administrators: an integrated, concierge-level TPA, owned by MedImpact, the largest independent pharmacy benefit manager (PBM) in the U.S., managing prescription benefits for over 20 million members and processing tens of billions in annual drug transactions. This partnership will enable us to reduce costs for small businesses.

Unified Health Plans: a premier TPA recognized for its extensive provider network across Kansas. It has extensive provider network and focuses on controlling cost drivers and improving care quality. Unified dominates several niche business sectors in Kansas. The partnership with HIT will bring healthcare insurance solutions to the business members.

HILB Group, one of Insurance Journal’s Top 25 ranked U.S. insurance brokers with over 2400 employee across more than 125+ branch locations in all 50 States. It partners with HIT to co-develop and distribute smarter, more transparent self-funded health benefit solutions to a much broader base of small and mid-size employers.

Baily Insurance, established in 1880, in its fourth -generation ownership. The agency has over 200 years of combined team experience. Licensed advisors partnering with multiple Carriers. Baily is a co-founder and key broker partner in Fusion Health Plans that provides better care services and tech-enabled solution. The collaboration with HIT will deliver faster underwriting, administration, and scalability.

Appointment of Former U.S. Ambassador Edward McMullen to Advisory Board

On April 30, 2025, we announced that Edward T. McMullen Jr., former U.S. Ambassador to Switzerland and Liechtenstein, was appointed to our advisory board. Mr. McMullen brings extensive experience in diplomacy, public affairs, and economic policy, having previously strengthened U.S.-Swiss relations and participated in global forums such as the World Economic Forum in Davos. His strategic insight and deep network across government and industry will support Health In Tech’s efforts to modernize healthcare insurance infrastructure and advocate for efficient, transparent solutions at both state and national levels.

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

Number of Enrolled Employees (EEs) Medical Health Plan Billed

Our primary customer base consists of small business with 5 to 150 employees, and we have expanded to include medium-sized enterprises with more than 150 employees. Our service fee is billed to such business customers on a per enrolled employee (EE) per month (PEPM) basis, which ranges from $2 to $35 depending on selected services – and generates underwriting revenue as a percentage of the monthly premium paid on a PEPM basis. Accordingly, we use the number of EEs as a key indicator of our market penetration and growth, as compared to simply tracking the total number of our business customers, which can vary depending on the number of employees (and their family) enrolled at the business customer. The number of EEs is an employment-based count, and not only would include a single employee, but also an employee’s family (spouse and/or children), if the family is also insured on the plan.

The following table sets forth the number of EEs billed for the periods indicated:

	Six Months Ended June 30,		Period-to-Period Change
	2025	2024	EEs	Percentage
Number of EEs billed (End of period)	24,839	19,101	5,738	30%

As of June 30, 2025, the number of enrolled employees reached 24,839, representing a 30% increase from 19,101 in the same period of 2024. This growth reflects strong market demand and the expanded adoption of our self-funded health plan solutions.

Adjusted EBITDA

Adjusted EBITDA represents our net income before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Results of Operations” in this item for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income, the most comparable GAAP measurements, respectively, for the three and six months ended June 30, 2025 and 2024. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

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

(i)	SMR is a program manager specializing in customized self-funded benefits programs for small businesses. It creates health plans, selects networks and manages vendors, and sets up benefits plans on the marketplace, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to small businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers. The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of program selected by the broker. SMR’s fees are paid by small employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

(iii)	HI Card provides medical claims access data and claims negotiation for SMR’s program members who select such services and provides 24/7 accessibility to all incurred medical data for employees who enroll in the HI Card service. Accordingly, all of the revenue we generate from HI Card is from SMR’s program members, which are enrolled employees of the small employer. The revenue generated from HI Card is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee may vary depending on services or the network selected by the broker. Brokers are not obligated to utilize the HI Card service for the small employers. HI Card’s fees are paid by small employers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of revenue	2024	% of revenue	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$2,090,576	22.4%	$1,639,105	32.8%	$4,442,560	25.6%	$3,423,740	33.8%
Revenues from fees	7,223,273	77.6%	3,363,385	67.2%	12,886,273	74.4%	6,703,681	66.2%
SMR	7,223,273	77.6%	2,595,545	51.9%	12,886,273	74.4%	5,128,467	50.6%
HI Card	—	—%	767,840	15.3%	—	—%	1,575,214	15.6%
Total revenues	9,313,849	100.0%	5,002,490	100.0%	17,328,833	100.0%	10,127,421	100.0%

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of revenue	2024	% of revenue	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$2,090,576	22.4%	$1,639,105	32.8%	$4,442,560	25.6%	$3,423,740	33.8%
Revenues from fees	7,223,273	77.6%	3,363,385	67.2%	12,886,273	74.4%	6,703,681	66.2%
SMR	7,223,273	77.6%	2,595,545	51.9%	12,886,273	74.4%	5,128,467	50.6%
HI Card	—	—%	767,840	15.3%	—	—%	1,575,214	15.6%
Total revenues	9,313,849	100.0%	5,002,490	100.0%	17,328,833	100.0%	10,127,421	100.0%

Cost of revenues	3,003,979	32.3%	974,727	19.5%	5,663,564	32.7%	1,964,638	19.4%
Gross profit	$6,309,870	67.7%	$4,027,763	80.5%	$11,665,269	67.3%	$8,162,783	80.6%

Operating expenses
Sales and marketing expenses	1,226,738	13.2%	974,522	19.5%	2,316,993	13.4%	2,017,730	19.9%
General and administrative expenses	3,775,453	40.5%	1,816,679	36.3%	7,022,218	40.5%	3,815,873	37.7%
Research and development expenses	582,609	6.3%	701,626	14.0%	1,120,330	6.5%	1,461,822	14.4%
Total operating expenses	5,584,800	60.0%	3,492,827	69.8%	10,459,541	60.4%	7,295,425	72.0%

Other income (expense):
Interest income	108,198	1.2%	31,339	0.6%	193,564	1.2%	55,651	0.5%
Interest expenses	—	—%	(165,000)	(3.3)%	—	—%	(330,000)	(3.2)%
Other income	—	—%	—	—%	118,399	0.7%	—	—%
Total other income (expense), net	108,198	1.2%	(133,661)	(2.7)%	311,963	1.9%	(274,349)	(2.7)%

Income before income tax expense	$833,268	8.9%	$401,275	8.0%	$1,517,691	8.8%	$593,009	5.9%

Provision for income taxes	(202,637)	(2.2)%	(63,268)	(1.3)%	(388,468)	(2.2)%	(154,466)	(1.5)%

Net income	$630,631	6.7%	$338,007	6.7%	$1,129,223	6.6%	$438,543	4.4%
Other Financial Data:
Adjusted EBITDA(1)	$1,569,016	16.8%	$669,723	13.4%	$2,797,227	16.1%	$1,136,932	11.2%

(1)	We define adjusted EBITDA as net income before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation from Net Income to Adjusted EBITDA:
Net income	$630,631	$338,007	$1,129,223	$438,543
Interest (income) expenses	(108,198)	133,661	(193,564)	274,349
Depreciation and amortization	135,983	134,787	271,966	269,574
Income tax expense	202,637	63,268	388,468	154,466
Stock-based compensation expense	707,963	—	1,201,134	—
Total net adjustments	938,385	331,716	1,668,004	698,389
Adjusted EBITDA	$1,569,016	$669,723	$2,797,227	$1,136,932

Condensed Consolidated Balance Sheet Data

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$8,138,166	$7,849,248
Accounts receivable, net	1,281,131	1,647,103
Other receivables	3,854,834	500,252
Software	5,519,110	3,962,461
Total assets	22,178,250	15,768,489
Total liabilities	5,754,647	2,599,461
Total stockholders’ equity	16,423,603	13,169,028

Cash and cash equivalents

As of June 30, 2025, the balance of cash and cash equivalents was $8,138,166, representing a modest increase compared to $7,849,248 as of December 31, 2024.

Accounts receivable, net

As of June 30, 2025, net accounts receivable decreased by $365,972 to $1,281,131, from $1,647,103 as of December 31, 2024. This reduction mainly resulted from process enhancements and automation of our accounts receivable (AR) system.

Other receivables

As of June 30, 2025, the balance of other receivables increased by $3,354,582 to $3,854,834, from $500,252 as of December 31, 2024. This increase was mainly attributable to the purchase of Deferred Administrative Surplus for $3,481,684 on March 18, 2025.

Software

As of June 30, 2025, the balance of software increased by $1,556,649 to $5,519,110, from $3,962,461 as of December 31, 2024. This increase was mainly attributable to a $1,828,615 investment in new software development, partially offset by a $271,966 increase in accumulated amortization for the six months ended June 30, 2025.

Total liabilities

As of June 30, 2025, the balance of total liabilities increased by $3,155,186 to $5,754,647, from $2,599,461 as of December 31, 2024. This increase was driven by a $631,682 payable related to the purchase of Deferred Administrative Surplus in March 2025, as well as the increased accounts payable and accrued expenses reflecting the expansion of our business scale. Notably, the first-half 2025 revenues have reached approximately 89% of full-year 2024 revenues, which led to higher liabilities in line with operational growth.

Total stockholders’ equity

As of June 30, 2025, the balance of total stockholders’ equity increased by $3,254,575 to $16,423,603, from $13,169,028 as of December 31, 2024. This increase was mainly attributable to our net income and stock-based compensation. Please refer to our Condensed Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of Three Months Ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	2,090,576	22.4%	1,639,105	32.8%	451,471	27.5%
Revenues from fees	7,223,273	77.6%	3,363,385	67.2%	3,859,888	114.8%
SMR	7,223,273	77.6%	2,595,545	51.9%	4,627,728	178.3%
HI Card	—	—%	767,840	15.3%	(767,840)	(100.0)%
Total revenues	9,313,849	100.0%	5,002,490	100.0%	4,311,359	86.2%

Total revenues for the three months ended June 30, 2025 reached $9.3 million, up 86.2% from $5.0 million in the same period of 2024. This growth was primarily driven by strong demand for our new product offerings, bolstered by positive feedback from ongoing beta testing with mid-to-large employers starting from the fourth quarter of 2024.

This growth was supported by a 30% increase in total billable enrolled employees, which rose to 24,839 as of June 30, 2025, compared to 19,101 for the same period in 2024. Revenues from underwriting modeling increased 27.5% to $2.1 million, compared to $1.6 million for the same period in 2024, reflecting expanding adoption of our solutions.

Revenues from fees increased 114.8% to $7.2 million, compared to $3.4 million for the same period in 2024. Revenues from fees continue to outpace revenues from underwriting modeling as more employers prioritize higher-quality coverage and enhanced service offerings.

Cost of revenues

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	3,003,979	32.3%	974,727	19.5%	2,029,252	12.8%

Cost of revenues increased by $2.0 million to $3.0 million for the three months ended June 30, 2025, from $1.0 million for the three months ended June, 2024. As a percentage of revenue, cost of revenues increased to 32.3% for the three months ended June 30, 2025, from 19.5% for the same period in 2024.

The increase was primarily attributable to higher captive management fees related to the new products and new channels launched in July 2024, as we continued to expand our business scale.

Sales and marketing expenses

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	1,226,738	13.2%	974,522	19.5%	252,216	(6.3)%

Sales and marketing expenses were $1.2 million for the three months ended June 30, 2025, a modest increase from $1.0 million for the three months ended June 30, 2024. However, as a percentage of revenue, sales and marketing expenses declined to 13.2% for the three months ended June 30, 2025, compared to 19.5% for the same period in 2024. The reduction was primarily due to strong revenue growth – specifically driven by the increasing demand for our new product offerings, bolstered by positive feedback from ongoing beta testing with mid-to-large employers starting from the fourth quarter of 2024.

General and administrative expenses

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	1,555,462	16.7%	1,067,439	21.3%	488,023	(4.6)%
Administrative division	2,219,991	23.8%	749,240	15.0%	1,470,751	8.8%
Total General and administrative expenses	3,775,453	40.5%	1,816,679	36.3%	1,958,774	4.2%

General and administrative expenses increased by $2.0 million to $3.8 million for the three months ended June 30, 2025, from $1.8 million for the three months ended June 30, 2024. As a percentage of revenue, general and administrative expenses increased slightly to 40.5% for the three months ended June 30, 2025, from 36.3% for the same period in 2024.

We bifurcate general and administrative expenses as follows:

Administrative division — The administrative division mainly represents payroll, stock-based compensation expense and benefits expenses incurred related to Executives, Human Resources, Accounting, and Finance related personnel.

Operations division — The operations division mainly consists of payroll, stock-based compensation expense and benefits expenses incurred related to our underwriting, claims management, operations development, enrollment, nursing and strategic program development personnel.

The overall increase in general and administrative expenses for the three months ended June 30, 2025 was primarily attributable to the increased public company costs of $0.8 million, including audit, legal, and investor relations expenses etc. An additional $0.3 million was associated with stock-based compensation expenses, and the remainder of the increase reflected higher personal-related expenses.

Research and development expenses

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	582,609	6.3%	701,626	14.0%	(119,017)	(7.7)%

Research and development expenses decreased by $0.1 million to $0.6 million for the three months ended June 30, 2025, from $0.7 million for the three months ended June 30, 2024. As a percentage of revenue, research and development expenses decreased to 6.3% for the three months ended June 30, 2025, from 14.0% for the same period in 2024.

The decrease was primarily attributable to the capitalization of development costs related to the buildout of eDIYBS 3.0. During the three months ended June 30, 2025, our IT remained focused on enhancing features for this next-generation platform.

Income before income tax expense

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income before income tax expense	833,268	8.9%	401,275	8.0%	431,993	0.9%

Income before income tax expense increased by $0.4 million to $0.8 million for the three months ended June 30, 2025, from $0.4 million for the three months ended June 30, 2024. This increase was primarily attributable to our strong revenue growth and disciplined cost management.

Provision for income taxes

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(202,637)	(2.2)%	(63,268)	(1.3)%	(139,369)	(0.9)%

Provision for income taxes increased by $0.1 million to $0.2 million for the three months ended June 30, 2025, from $0.1 million for the three months ended June 30, 2024. The increase in provision for income taxes was attributable to the increased income before income taxes, primarily driven by our strong revenue growth and disciplined cost management.

Adjusted EBITDA

	Three Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	1,569,016	16.8%	669,723	13.4%	899,293	3.4%

Adjusted EBITDA increased by $0.9 million to $1.6 million for the three months ended June 30, 2025, from $0.7 million for the three months ended June 30, 2024. As a percentage of revenue, adjusted EBITDA improved to 16.8% for the three months ended June 30, 2025, from 13.4% for the same period in 2024. The increase in adjusted EBITDA was primarily attributable to robust revenue growth, driven by strong demand for our new product offerings, bolstered by positive feedback from ongoing beta testing with mid-to-large employers starting from the fourth quarter of 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	4,442,560	25.6%	3,423,740	33.8%	1,018,820	29.8%
Revenues from fees	12,886,273	74.4%	6,703,681	66.2%	6,182,592	92.2%
SMR	12,886,273	74.4%	5,128,467	50.6%	7,757,806	151.3%
HI Card	—	—%	1,575,214	15.6%	(1,575,214)	(100.0)%
Total revenues	17,328,833	100.0%	10,127,421	100.0%	7,201,412	71.1%

Total revenues for the six months ended June 30, 2025 reached $17.3 million, up 71.1% from $10.1 million in the same period of 2024. This growth was primarily driven by strong demand for our new product offerings, bolstered by positive feedback from ongoing beta testing with mid-to-large employers starting from the fourth quarter of 2024.

This growth was supported by a 30% increase in total billable enrolled employees, which rose to 24,839 as of June 30, 2025, compared to 19,101 in the same prior last year. Revenues from underwriting modeling increased 29.8% to $4.4 million, compared to $3.4 million for the same period in 2024, reflecting expanding adoption of our solutions.

Revenues from fees increased 92.2% to $12.9 million, compared to $6.7 million for the same period in 2024. Revenues from fees continue to outpace revenues from underwriting modeling as more employers prioritize higher-quality coverage and enhanced service offerings.

Cost of revenues

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	5,663,564	32.7%	1,964,638	19.4%	3,698,926	13.3%

Cost of revenues increased by $3.7 million to $5.7 million for the six months ended June 30, 2025, from $2.0 million for the six months ended June 30, 2024. As a percentage of revenue, cost of revenues increased to 32.7% for the six months ended June 30, 2025, from 19.4% for the same period in 2024.

The increase was primarily attributable to higher captive management fees related to the new products and new channels launched in July 2024, as we continued to expand our business scale.

Sales and marketing expenses

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	2,316,993	13.4%	2,017,730	19.9%	299,263	(6.5)%

Sales and marketing expenses were $2.3 million for the six months ended June 30, 2025, a modest increase from $2.0 million for the six months ended June 30, 2024. However, as a percentage of revenue, sales and marketing expenses declined to 13.4% for the six months ended June 30, 2025, compared to 19.9% for the same period in 2024. This reduction was primarily due to the strong revenue growth – specifically driven by the increasing demand for our new product offerings, bolstered by positive feedback from ongoing beta testing with mid-to-large employers starting from the fourth quarter of 2024.

General and administrative expenses

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	2,786,464	16.1%	2,193,511	21.7%	592,953	(5.6)%
Administrative division	4,235,754	24.4%	1,622,362	16.0%	2,613,392	8.4%
Total General and administrative expenses	7,022,218	40.5%	3,815,873	37.7%	3,206,345	2.8%

General and administrative expenses increased by $3.2 million to $7.0 million for the six months ended June 30, 2025, from $3.8 million for the six months ended June 30, 2024. As a percentage of revenue, general and administrative expenses increased slightly to 40.5% for the six months ended June 30, 2025, from 37.7% for the same period in 2024.

We bifurcate general and administrative expenses as follows:

Administrative division — The administrative division mainly represents payroll, stock-based compensation expense and benefits expenses incurred related to Executives, Human Resources, Accounting, and Finance related personnel.

Operations division — The operations division mainly consists of payroll, stock-based compensation expense and benefits expenses incurred related to our underwriting, claims management, operations development, enrollment, nursing and strategic program development personnel.

The overall increase in general and administrative expenses for the six months ended June 30, 2025 was primarily attributable to the increased public company costs of $1.4 million, including audit, legal, and investor relations expenses etc. An additional $0.6 million was associated with stock-based compensation expenses, and the remainder of the increase reflected higher personnel-related expenses.

Research and development expenses

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	1,120,330	6.5%	1,461,822	14.4%	(341,492)	(7.9)%

Research and development expenses decreased by $0.4  million to $1.1 million for the six months ended June 30, 2025, from $1.5 million for the six months ended June 30, 2024. As a percentage of revenue, research and development expenses decreased to 6.5% for the six months ended June 30, 2025, from 14.4% for the same period in 2024.

The decrease was primarily attributable to the capitalization of development costs related to the buildout of eDIYBS 3.0. During the six months ended June 30, 2025, our IT remained focused on enhancing features for this next-generation platform.

Income before income tax expense

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income before income tax expense	1,517,691	8.8%	593,009	5.9%	924,682	2.9%

Income before income tax expense increased by $0.9 million to $1.5 million for the six months ended June 30, 2025, from $0.6 million for the six months ended June 30, 2024. This increase was primarily attributable to our strong revenue growth and disciplined cost management.

Provision for income taxes

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(388,468)	(2.2)%	(154,466)	(1.5)%	(234,002)	(0.7)%

Provision for income taxes increased by $0.2 million to $0.4 million for the six months ended June 30, 2025, from $0.2 million for the six months ended June 30, 2024. The increase in provision for income taxes was attributable to the increased income before income taxes, primarily driven by our strong revenue growth and disciplined cost management.

Adjusted EBITDA

	Six Months Ended June 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	2,797,227	16.1%	1,136,932	11.2%	1,660,295	4.9%

Adjusted EBITDA increased by $1.7 million to $2.8 million for the six months ended June 30, 2025, from $1.1 million for the six months ended June 30, 2024. As a percentage of revenue, adjusted EBITDA improved to 16.1% for the six months ended June 30, 2025, from 11.2% for the same period in 2024. The increase in adjusted EBITDA was primarily attributable to robust revenue growth, driven by strong demand for our new product offerings, bolstered by positive feedback from ongoing beta testing with mid-to-large employers starting from the fourth quarter of 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash from operating activities, short-term loans, our IPO completed in December 2024, and our issuance of Series A Convertible Preferred Stock for $2 million to an institutional investor, which was converted into shares of Class A Common Stock in August 2023 on a one for one basis.

Our cash and cash equivalents as of June 30, 2025 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe that our cash generated from our operating activities will allow us to continue as a going concern at least twelve months from the date of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$2,008,629	$586,329
Investing activities	(1,613,372)	(227,356)
Financing activities	(106,339)	(612,120)
Increase (decrease) in cash and cash equivalents	$288,918	$(253,147)

Operating Activities

Net cash provided by operating activities increased by $1.4 million to $2.0 million for the six months ended June 30, 2025, compared to $0.6 million for the same period in 2024. The increase was primarily due to the growth in revenues and process improvements and the automation of our accounts receivable (AR) system. Cash provided by operating activities for the six months ended June 30, 2025, principally resulted from our net income of $1.1 million, $2.3 million in adjustments for non-cash items primarily related to amortization, provision for refund liability and stock-based compensation expense, and offset by $1.4  million of cash used to fund changes in working capital, including a decrease in accounts receivable of $0.4 million, an increase in other receivables of $3.4 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in long-term prepaid expenses of $0.4 million, an increase in accounts payable and accrued expenses of $2.3 million and a decrease in income taxes payable of $0.1  million.

Cash provided by operating activities for the six months ended June 30, 2024, principally resulted from our net income of $0.4 million, $0.5 million in adjustments for non-cash items primarily related to amortization and amortization of debt discount, and offset by $0.3  million of cash used to fund changes in working capital, including a decrease in accounts receivable of $0.8 million, a decrease in other receivables of $0.6 million, a decrease in accounts payable and accrued expenses of $1.6 million and a decrease in income taxes payable of $0.1 million.

Investing Activities

Cash used in investing activities increased by $1.4 million to $1.6 million for the six months ended June 30, 2025, compared to $0.2 million for the same period in 2024. The primary use of cash used in investing activities for the six months ended June 30, 2025 and 2024 were both related to the development of our internal-use software, reflecting our continued investment in enhancing all our technology platforms.

Financing Activities

Cash used in financing activities was $0.1 million for the six months ended June 30, 2025, compared to $0.6 million for the same period in 2024. The primary use of cash used in financing activities for the six months ended June 30, 2025 and 2024 were both related to the payments of deferred offering cost for our public offering.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligations as of June 30, 2025. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	194,703	85,046	109,657	—	—

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 17, 2025, and our subsequent filings with the SEC, including without limitation our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 9, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

On May 9, 2025, we granted 1,250,000 shares of Class A Common Stock to third-party Forza Business Development, LLC, in exchange for its non-terminable 24-month consulting services commencing in May 2025. These grants were made pursuant to our 2024 Plan, and we did not receive any financial compensation for the purchase of these shares. Each transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Health In Tech, Inc.

Date: August 8, 2025	By:	/s/ Tim Johnson
Tim Johnson
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ LinLin Qian
LinLin Qian
Chief Financial Officer (Principal Financial and Accounting Officer)