Form 10-Q
period 2025-09-30
Health In Tech, Inc.
filed 2025-11-12
CIK 2019505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 45,208,808 shares of Class A common stock and 11,700,000 shares of Class B common stock, each with a par value of $0.001 per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Health In Tech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$8,023,613	$7,849,248
Accounts receivable, net	868,628	1,647,103
Other receivables	3,871,106	500,252
Deferred offering costs	166,012	—
Prepaid expenses and other current assets	2,117,854	787,161
Total current assets	15,047,213	10,783,764
Non-current assets
Software	6,182,691	3,962,461
Loans receivable, net	863,996	815,995
Operating lease – right of use assets	157,122	206,269
Long-term prepaid expenses	504,822	—
Total non-current assets	7,708,631	4,984,725
Total assets	$22,755,844	$15,768,489

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$4,295,384	$1,858,840
Income taxes payable	—	205,253
Operating lease liabilities – current	73,769	66,881
Other current liabilities	869,088	—
Total current liabilities	5,238,241	2,130,974
Non-current liabilities
Deferred tax liabilities	274,809	328,676
Operating lease liabilities – non-current	83,831	139,811
Total non-current liabilities	358,640	468,487
Total liabilities	5,596,881	2,599,461

Commitments and contingencies (Note 5)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 44,785,771 and 42,914,870 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	44,785	42,915
Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	11,700	11,700
Additional paid-in capital*	11,579,683	9,173,017
Retained earnings	5,522,795	3,941,396
Total stockholders’ equity	17,158,963	13,169,028
Total liabilities and stockholders’ equity	$22,755,844	$15,768,489

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Revenues from underwriting modeling (ICE)	$1,389,604	$1,528,451	$5,832,164	$4,952,191
Revenues from fees	7,100,489	2,930,470	19,986,762	9,634,151
SMR	7,100,489	2,250,549	19,986,762	7,379,016
HI Card	—	679,921	—	2,255,135
Total revenues	8,490,093	4,458,921	25,818,926	14,586,342

Cost of revenues	3,346,277	979,628	9,009,841	2,944,266

Gross profit	$5,143,816	$3,479,293	$16,809,085	$11,642,076

Operating expenses
Sales and marketing expenses	962,567	508,467	3,279,560	2,526,197
General and administrative expenses	3,451,907	1,813,520	10,474,125	5,629,393
Research and development expenses	235,819	718,424	1,356,149	2,180,246
Total operating expenses	4,650,293	3,040,411	15,109,834	10,335,836

Other income (expense):
Interest income	111,699	38,460	305,263	94,111
Interest expenses	—	(165,000)	—	(495,000)
Other income	—	157,156	118,399	157,156
Other expense	(5,000)	(62,759)	(5,000)	(62,759)
Total other income (expense), net	106,699	(32,143)	418,662	(306,492)

Income before income tax expense	$600,222	$406,739	$2,117,913	$999,748

Provision for income taxes	(148,046)	(30,653)	(536,514)	(185,119)

Net income	$452,176	$376,086	$1,581,399	$814,629

Net income per share*:
Basic	$0.01	$0.01	$0.03	$0.02
Diluted	$0.01	$0.01	$0.03	$0.02

Weighted average common stocks outstanding*:
Basic	56,432,407	51,769,358	55,484,860	51,769,358
Diluted	58,774,334	51,769,358	57,477,873	51,769,358

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Stock-based compensation	58,334	58	—	—	493,113	—	493,171
Net income	—	—	—	—	—	498,592	498,592
Balance as of March 31, 2025	42,973,204	$42,973	11,700,000	$11,700	$9,666,130	$4,439,988	$14,160,791
Stock-based compensation	1,706,460	1,706	—	—	1,630,475	—	1,632,181
Net income	—	—	—	—	—	630,631	630,631
Balance as of June 30, 2025	44,679,664	$44,679	11,700,000	$11,700	$11,296,605	$5,070,619	$16,423,603
Stock-based compensation	106,107	106	—	—	283,078	—	283,184
Net income	—	—	—	—	—	452,176	452,176
Balance as of September 30, 2025	44,785,771	$44,785	11,700,000	$11,700	$11,579,683	$5,522,795	$17,158,963

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2023	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,270,919	$6,093,226
Net income	—	—	—	—	—	100,536	100,536
Balance as of March 31, 2024	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,371,455	$6,193,762
Net income	—	—	—	—	—	338,007	338,007
Balance as of June 30, 2024	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,709,462	$6,531,769
Conversion of Class B common stock to Class A common stock	10,800,000	10,800	(10,800,000)	(10,800)	—	—	—
Net income	—	—	—	—	—	376,086	376,086
Balance as of September 30, 2024	40,069,358	$40,069	11,700,000	$11,700	$2,770,538	$4,085,548	$6,907,855

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,581,399	$814,629
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of accounts receivable	1,901	—
Amortization expense	489,947	405,158
Provision for refund liability	2,369,088	—
Deferred tax benefits	(53,867)	(86,992)
Amortization of debt discount	—	495,000
Interest income	(48,001)	(47,997)
Stock-based compensation expense	1,493,686	—
Changes in operating assets and liabilities:
Accounts receivable	776,574	1,302,733
Other receivables	(3,370,854)	1,166,017
Prepaid expenses and other current assets	(690,665)	(209,841)
Long-term prepaid expenses	(206,666)	—
Operating lease right-of-use assets and liabilities, net	55	1,871
Accounts payable and accrued expenses	2,045,258	(1,064,527)
Income taxes payable	(205,253)	(68,675)
Other current liabilities	(1,500,000)	—
Net cash provided by operating activities	2,682,602	2,707,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(2,358,213)	(294,634)
Net cash used in investing activities	(2,358,213)	(294,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(150,024)	(936,864)
Repayments of notes payable	—	(2,145,000)
Net cash used in financing activities	(150,024)	(3,081,864)

Increase (decrease) in cash and cash equivalents	174,365	(669,122)
Cash and cash equivalents, beginning of period	7,849,248	2,416,350
Cash and cash equivalents, end of period	8,023,613	1,747,228

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$823,323	$340,787

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$55,827	$137,325
Accrued development of software included in accounts payable and accrued expenses	$401,964	$126,977
Issuance of Class A common stock for future service	$1,184,800	$—

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment from continuing operations at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of September 30, 2025 and December 31, 2024, the Company did not have a material balance of long-lived assets located outside of the United States.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended September 30, 2025 and December 31, 2024. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

For the three and nine months ended September 30, 2025, one stop-loss insurance carrier (“Carrier A”) individually represented greater than 10% of Company’s total revenues, accounting for 32.9% and 29.8% of total revenues, respectively. The Company began this relationship in August 2024. The amount due from Carrier A was approximately 39.6% of accounts receivable as of September 30, 2025. For the three and nine months ended September 30, 2024, a different stop-loss insurance carrier (“Carrier B”) individually represented greater than 10% of the Company’s total revenues, accounting for 33.0% and 28.3% of total revenues, respectively. The amount due from Carrier B was approximately 18.6% of accounts receivable as of September 30, 2024. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenues from Small Business Employer Customers

The Company does not have significant concentrations of revenues from any of its small business employer customers. For both the three and nine months ended September 30, 2025 and 2024, no single small business employer accounted for more than 1.5% of the Company’s total revenues in the respective periods. No small business employers accounted for more than 5.0% or 2.5% of accounts receivable, net as of September 30, 2025 and 2024, respectively.

Concentration of Cost of Revenues Service Providers

For the three months ended September 30, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 79.2%, 5.4% and 4.5% of the Company’s cost of revenues, respectively. For the nine months ended September 30, 2025, these three primary service providers accounted for 78.9%, 6.0% and 4.9% of the Company’s cost of revenues, respectively. As of September 30, 2025, they accounted for 74.4%, 0.0% and 0.0% of accounts payable balance, respectively. For the three months ended September 30, 2024, the Company’s three primary service providers (including two data service providers, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 60.1%, 5.4% and 5.0% of the Company’s cost of revenues, respectively. For the nine months ended September 30, 2024, these three primary service providers accounted for 68.3%, 5.3% and 5.0% of the Company’s cost of revenues, respectively. As of September 30, 2024, they accounted for 36.4%, 1.7% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes one third party Artificial Intelligence (“AI”) data service providers. For the three and nine months ended September 30, 2025, this provider accounted for 5.4% and 6.0% of the Company’s cost of revenues, respectively. As of September 30, 2025, this provider accounted for 0.0% of accounts payable balance. For the three months ended September 30, 2024, the Company’s two providers accounted for 5.4% and 5.0% of the Company’s cost of revenues, respectively. For the nine months ended September 30, 2024, the Company’s two providers accounted for 5.3% and 5.0% of the Company’s cost of revenues, respectively. As of September 30, 2024, these two providers accounted for 1.7% and 0.0% of accounts payable balance, respectively. The Company previously utilized these AI data services companies as the pricing in which to procure the services was more advantageous than utilizing other vendors within this sector. While the Company historically utilized these two AI data service companies, the Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during the three and nine months ended September 30, 2025 and 2024. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2024. The Company had one lease classified as short-term leases as of September 30, 2025 and December 31, 2024, respectively.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of September 30, 2025 and December 31, 2024, respectively.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2024, the Company made monthly contra revenue provision which was 0.8% of total revenues. The provision for customers ending their 12-month plan with balances of less than $10,000 as of December 31, 2024 without completion of reconciliation was $91,799. The total provision amounted to $249,285 or 1.3% of total revenues for the year ended December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $185,560 as of December 31, 2024. In the first nine months of 2025, the Company completed reconciliations for customer policies that ended as of December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $114,012 as of September 30, 2025. Starting from January 2025, the Company’s monthly revenue provision was 1.3% of total revenues, which was based on the full review of 2024 revenue adjustments. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $202,093 as of September 30, 2025. This incorporates three separate categories:

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

In the case of the 2023 Purchase, the Company only purchased the policies with related run-out periods that had lapsed and had positive claims fund balances according to the Company’s internal system. As such, the Company knows the value of the Deferred Administrative Surplus purchased. The 2025 Purchase includes both policies with related run-out periods that had lapsed and active policies. For active policies, the final Deferred Administrative Surplus cannot be determined until the Policy End Date. Following the purchase, the Deferred Administrative Surplus was assigned to the Company for collection. After the assignment, the Company performs the relevant reconciliations to demonstrate to the small business employers the amount of the Deferred Administrative Surplus now owed to the Company from the claims fund balance. The Company asks the small business owners to pay the Deferred Administrative Surplus within 30 days of the collection requests.

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% and 20% of the estimated face value of the 2023 Purchase and 2025 Purchase, respectively. This was due to the Carrier not having the sufficient and proper headcount to spend the necessary time and effort to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of September 30, 2025, for the 2023 Purchase, the Company completed reconciliations for approximately 52% of the total estimated face value ($3,100,000) of the acquired deferred administrative fund accounts, and the Company made the request to small business employers for collection. For the reconciliations that have been completed, the Company has collected 79% of the requested amount. As of September 30, 2025, for the 2025 Purchase, the Company completed reconciliations for approximately 3% of the total estimated face value ($17,408,421) of the acquired deferred administrative fund accounts, and the Company made the request to small business employers for collection. For the reconciliations that have been completed, the Company has collected 43% of the requested amount.

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326 — Financial Instruments, Credit Losses. Furthermore, the Company only had approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables as of September 30, 2025 and December 31, 2024. The Company collected $39,431 and $205,233 under the Deferred Administrative Surplus during the three and nine months ended September 30, 2025.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. Recent data indicates that its overall collection rate of Deferred Administrative Surplus has been significant. Given no major changes to the parties involved in collection, the Company assessed that the current conditions would remain in the foreseeable future and estimated that no allowance was required for receivables from Deferred Administrative Surplus as of September 30, 2025 and December 31, 2024, respectively. The Company will continue to assess its historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of September 30, 2025 and December 31, 2024, respectively. The Company recorded this loan receivable at amortized cost on the condensed consolidated balance sheets. See Note 3.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. The Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the completion of the design, coding, installation, and testing of the software has been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. In September 2025, an expansion of the eDIYBS system was also completed and placed into service. As such, the Company has entered the eDIYBS system in the post-implementation phase. The Company has amortized $217,981 and $489,947 of the capitalized costs associated with eDIYBS and other systems for the three and nine months ended September 30, 2025, respectively, and $135,584 and $405,158 for the three and nine months ended September 30, 2024, respectively. These amounts are included in the cost of revenues line item of the Company’s Condensed Consolidated Statements of Operations. The Company capitalized $881,562 and $2,710,177 of software development costs during the three and nine months ended September 30, 2025, respectively, and $67,278 and $294,634 during the three and nine months ended September 30, 2024, respectively.

Impairment of Long Lived Assets

The Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the three and nine months ended September 30, 2025 and 2024.

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

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenues from underwriting modeling (ICE)	$2,802,949	1,528,451	$8,201,252	4,952,191
Revenues from fees	7,122,602	2,933,681	20,239,596	9,581,186
SMR	7,122,602	2,253,760	20,239,596	7,326,051
HI Card	—	679,921	—	2,255,135
Subtotal	9,925,551	4,462,132	28,440,848	14,533,377
Contra revenue for billing adjustments	(22,113)	(3,211)	(252,834)	52,965
Contra revenue for refund liability	(1,413,345)	—	(2,369,088)	—
Total revenues	$8,490,093	4,458,921	$25,818,926	14,586,342

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

For one particular carrier, the Company has an agreement that includes an unprecedented clause allowing for a potential adjustment to the Company’s underwriting modeling revenue, based on calculations to be provided by the carrier at the end of the reconciliation stage (the “Adjustment”). The agreement period consists of three stages: (i) the policy in-effect stage, covering the first 12 months from each policy effective date month (August 2023 to May 2025); (ii) the run-out stage, a six month period from the end of the policy term, covering the 13th to 18th months from each policy effective date month (August 2024 to November 2025); and (iii) the reconciliation stage, covering the 19th to 24th months from each policy effective date month (February 2025 to May 2026). The agreement covers stop-loss policies with 11 consecutive policy effective date months, and each policy is subject to all three stages. The Adjustment is assessed based on the carrier’s portfolio performance calculated at the end of the reconciliation stage in May 2026. This Adjustment represents variable consideration under ASC 606.

For the three and nine months ended September 30, 2024, all policies were in the policy in-effect stage. The Company did not make internal assessments of the Adjustment, as 50% to 70% of claims expenses are typically submitted during the run-out stage. The Company concluded that it was probable that there was no significant Adjustment for the period.

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

For the three and nine months ended September 30, 2025, the Company estimated contra revenue of $1,413,345 and $2,369,088, respectively, related to the Adjustment. These amounts reduced revenue from underwriting modeling services provided to the carrier. As of September 30, 2025, a refund liability of $869,088 related to the Adjustment was recorded in other current liabilities. No such liability existed as of December 31, 2024. The final amount is expected to be finalized upon the carrier’s calculation and verification in May 2026. The Company will update its estimate quarterly to reflect ongoing changes in circumstances until finalization.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of September 30, 2025 and December 31, 2024, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of September 30, 2025 and December 31, 2024, there were no such capitalized costs. The Company expensed $0 and $(229,998), during the three months ended September 30, 2025 and 2024, respectively, and $0 during the nine months ended September 30, 2025 and 2024, respectively, related to the Company’s broker bonus program as the expected amortization period of these costs was expected to be less than one year. These costs have been included in sales and marketing expenses on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There was no significant financing components during the three and nine months ended September 30, 2025 and 2024, respectively.

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation Expense

The Company’s share-based compensation program grant awards include stock options, restricted stock awards (“RSAs”) and unrestricted stocks to officers, employees, directors and non-employees. The fair value of stock options granted in July 2023 and August 2024 was determined using the Binomial option-pricing model. The fair value of RSAs granted before the IPO was based on the fair value of the Company’s common stock on the date of the grant, using the DCF method and back-solve method, respectively. The fair value of unrestricted and restricted stocks granted after the IPO is based on the closing market price on the date of the grant.

The Company grants stock options and RSAs that are subject to either service or service and performance-based vesting conditions. Compensation expense for awards to officers, employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate awards’ forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for services, which is generally over the vesting period of the award. Should the Company terminate any of its consulting agreements, the unvested options and RSAs underlying the agreements would be cancelled. Compensation expense for awards to officers, employees, directors and non-employees with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period on a straight-line basis to the extent achievement of the performance condition is probable. The Company reassesses the probability of achieving the performance condition at each reporting date and begins recognizing expense only when it is probable that the condition will be met.

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

Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive, including unvested RSAs and outstanding stock options. For the purpose of computing diluted net income per share, RSAs and options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income per share only once the performance condition is met, and only to the extent such RSAs and options are dilutive. In the periods presented, income and losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company’s losses.

The following table sets forth the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$452,176	$376,086	$1,581,399	$814,629
Weighted average shares outstanding*
Basic	56,432,407	51,769,358	55,484,860	51,769,358
Total dilutive effect of outstanding equity awards	2,341,927	—	1,993,013	—
Diluted	58,774,334	51,769,358	57,477,873	51,769,358
Net income per share*
Basic	$0.01	$0.01	$0.03	$0.02
Diluted	$0.01	$0.01	$0.03	$0.02

The following outstanding stock awards were not considered in the computation of diluted net income per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock awards	82,000	—	82,000	—

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

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

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is allowed. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. Currently, the Company is assessing the potential impact of this guidance on its condensed consolidated financial statement disclosures.

3. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of September 30, 2025 and December 31, 2024, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $63,996 and $15,995 as of September 30, 2025 and December 31, 2024, respectively. This amount is included within “Loans receivable, net” on the condensed consolidated balance sheets.

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

The RSAs granted to employees under the Company’s 2022 Equity Incentive Plan all contain a vesting condition that is associated with a successful IPO, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest. In connection with the IPO, the Company issued an aggregate of 545,512 shares of Class A Common Stock, par value $0.001 per share, to settle fully vested RSAs in December 2024. During the three and nine months ended September 30, 2025, the Company issued an aggregate of 18,027 and 485,194 shares of Class A Common Stock, respectively, par value $0.001 per share, to settle fully vested RSAs with vesting conditions based on service duration (see Note 7).

On March 25, 2025, the Company granted 14,000 shares of Class A Common Stock to the new executive officer, with a total fair value of $10,780 based on the closing market price on the grant date. The shares were fully vested as of the grant date, resulting in full recognition of the related compensation expense during the three months ended March 31, 2025.

On March 25, 2025, the Company granted 24,000 shares of Class A Common Stock to third-party American Trust Investment Services, Inc. in exchange for its 12-month consulting services commencing in March 2025. The total fair value of the shares was $15,734 determined based on the closing market price on March 21, 2025, as specified in the service agreement. The shares were fully vested as of the grant date, and related service expense is being recognized over the 12-month service period, with a portion recognized during the three and nine months ended September 30, 2025.

On May 9, 2025, the Company granted 1,250,000 shares of Class A Common Stock to third-party Forza Business Development, LLC, in exchange for its non-terminable 24-month consulting services commencing in May 2025. The total fair value was $1,022,250 based on the closing market price on the grant date. The shares were fully vested as of the grant date, and related service expense is being recognized over the 24-month service period, with a portion recognized during the three and nine months ended September 30, 2025.

The Company issues stock-based awards to its officers, employees, directors, consultants and advisers in the form of restricted stock awards under the 2024 Equity Incentive Plan, all of which have the potential to increase the issued and outstanding shares of common stock in the future (see Note 7).

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

4. Stockholders’ Equity (cont.)

As of September 30, 2025 and December 31, 2024, 44,785,771 and 42,914,870 shares of Class A Common Stock were issued and outstanding, respectively. As of September 30, 2025 and December 31, 2024, 11,700,000 shares of Class B Common Stock were issued and outstanding, respectively.

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

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. For the three and nine months ended September 30, 2025 and 2024, the rent-related expenses for this lease were $20,812 and $62,436, respectively. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with fixed rent payable monthly, commencing in December of 2024.

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

During the three and nine months ended September 30, 2025, the Company made cash payments of $20,794 and $ $62,381 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of September 30, 2025:

2025	21,417
2026	86,312
2027	66,180
Total undiscounted lease liabilities	$173,909
Less effects of discounting	(16,309)
Total lease liabilities	$157,600

The remaining lease term was 2.1 years and 2.8 years as of September 30, 2025 and December 31, 2024, respectively.

The discount rate used to determine the operating lease liability was 10% as of September 30, 2025 and of December 31, 2024.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes

During the three months ended September 30, 2025 and 2024, the Company incurred $148,046 and $30,653 income tax expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred $536,514 and $185,119 income tax expense, respectively.

The Company’s income tax provision consists of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal & State
Current	$135,366	58,329	$590,381	272,111
Deferred	12,680	(27,676)	(53,867)	(86,992)
Income tax provision	$148,046	30,653	$536,514	185,119

The Company’s net deferred tax assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation	169,495	47,585
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$169,495	$47,585

Deferred tax liabilities:
Research & Development credits	(444,304)	(376,261)
Total Deferred Tax Liabilities	$(444,304)	$(376,261)

Total net deferred tax liabilities:	$(274,809)	$(328,676)

As of September 30, 2025 and December 31, 2024, the Company had no U.S. federal net operating loss carryforwards.

The income tax expense recognized in each period differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine months ended September 30, 2025 and 2024 due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
State taxes (net of federal benefit)	3.62	2.76	4.08	3.20
Permanent difference	0.05	—	0.25	(6.13)
Tax account true up	—	(16.72)	—	—
Other	—	0.50	—	0.45
Effective tax rate	24.67%	7.54%	25.33%	18.52%

The Company’s effective tax rate for the three months ended September 30, 2025 was 24.67%, which differs from the U.S. federal statutory rate of 21%, primarily due to state taxes, net of federal benefit and permanent difference.

The Company’s effective tax rate for the nine months ended September 30, 2025 was 25.33%, which differs from the U.S. federal statutory rate of 21%, primarily due to state taxes, net of federal benefit and permanent difference.

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

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of our Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the 1,145,182 shares of restricted stock and 2,320,505 options outstanding in the plan as of September 30, 2025 and December 31, 2024. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. On October 3, 2025, the Company’s stockholders approved an amendment to the 2024 Plan to (i) increase the total number of shares of Class A common stock authorized for issuance pursuant to awards granted thereunder from 7,677,849 shares to 10,677,849 shares and (ii) to include the issuance of up to 2,000,000 shares of Class B common stock, and options convertible into Class B common stock to executive officers of the Company. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 1,288,000 shares of unrestricted stock awards and 1,293,554 shares of restricted stock awards were granted as of September 30, 2025, and no awards were granted as of December 31, 2024.

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

The majority of the RSAs granted under the 2024 Plan have service-based vesting conditions and vest over a period from one to two years. Some RSAs granted under the 2024 Plan are subject to both service and performance-based vesting conditions. These awards vest upon the achievement of specified metrics. Depending on the award, these metrics are either measured over a concurrent service period, or act as a prerequisite that must be met to initiate a subsequent 12-month service-based vesting schedule, with the awards vesting in equal monthly installments. The assessment for this prerequisite may occur within a fixed period or be indefinite. Compensation expense for awards with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period on a straight-line basis to the extent achievement of the performance condition is probable. As of each reporting date, the Company estimates the probability that specified performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

Restricted Stock Awards

The table below identifies the RSAs activity under the 2022 Plan and 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2024	599,670	$0.94
Granted	1,293,554	1.38
Vested	(582,901)	1.07
Canceled/Forfeited	(24,338)	2.06
Unvested as of September 30, 2025	1,285,985	$1.30

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

As of September 30, 2025, there was $302,266 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.5 years, using the straight-line method. The total fair value of the RSAs vested was $173,089 and $0 during the nine months ended September 30, 2025 and 2024, respectively. The weighted-average grant-date fair value per share of RSAs granted was $0.79. No service-based RSAs were granted during the nine months ended September 30, 2024.

As of September 30, 2025, there was $341,380 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.7 years, using the straight-line method. The total fair value of the RSAs vested was $452,204 and $0 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $757,568 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $2.88 and $1.36 during the nine months ended September 30, 2025 and 2024, respectively.

Options

The table below identifies the stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	2,320,505	$0.76	3.5	$10,669,746
Granted	—
Exercised	—
Canceled/Forfeited	(123,558)	0.71
Balance as of September 30, 2025	2,196,947	$0.76	2.8	$5,383,368
Vested as of September 30, 2025	1,930,837	$0.77	2.8	$4,718,093
Vested and expected to vest as of September 30, 2025	2,196,629	$0.76	2.8	$5,382,573

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal quarter. There were no stock options granted or exercised during the nine months ended September 30, 2025 and 2024. The total fair value of options vested during the nine months ended September 30, 2025 and 2024 was $500,091 and $0, respectively.

As of September 30, 2025, there was $83,343 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.7 years, using the straight-line method.

8. Subsequent Events

On October 8, 2025, the Company granted an aggregate of 17,190 shares of RSAs to its three independent directors under the 2024 Plan, with a grant of 5,730 shares of RSAs to each independent director. These awards shall vest in full on the first quarterly anniversary of the grant date, subject to the director’s continued service through such vesting date.

On October 24, 2025, the Company issued 33,000 shares of Class A Common Stock upon the exercise of vested options by a former employee at an exercise price of $0.71 per share, marking the first exercise of stock options under the 2022 Plan.

On October 31, 2025, the Company appointed Michael Clarkson as Chief Information & Security Officer, effective as of November 1, 2025. In connection with his appointment, on November 5, 2025, the Company granted Mr. Clarkson 8,000 shares of RSAs under the 2024 Plan. These awards shall vest in equal monthly installments over a twelve-month period, commencing from November 1, 2025, subject to his continued service through each applicable vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

As of September 30, 2025, we had clients in 42 states, with our services and platforms actively utilized by 579 brokers, 12 Third-Party Administrators (TPAs), and 258 additional third-party agencies. Our stop loss insurance policies for self-funded benefits plans were sold to 910 business clients with 25,248 employees. Notably, in the first nine months of 2025, we achieved 77% year-over-year revenue growth compared to the same period in 2024, while maintaining healthy profitability.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals.

Recent Developments

Partnerships and Collaborations

eDIYBS Upgrade: Expanded HIT’s Enhanced Do-It-Yourself Benefit System to serve 150+ employee groups. This upgrade significantly increases HIT’s addressable market and accelerates large-group underwriting from months to about 2 weeks, extending the same speed and scalability that transformed small-business underwriting into the mid- and large-employer market. It marks a major step forward in how health plans are designed, quoted, and delivered at scale.

AlphaTON Capital: Signed a non-binding strategic Letter of Intent to co-develop HITChain, a blockchain-powered claims platform built on The Open Network (TON). The partnership positions HIT at the forefront of decentralized claims infrastructure, targeting efficiency gains in the $300B+ U.S. claims market.

2026 Davos Summit: Announced to host HIT’s first Independent InsurTech Summit during the World Economic Forum week in Davos. The event will convene global leaders across insurance, healthcare, and technology. The first panel, “AI and Institutional Resistance - CEOs Driving Change in Legacy Sectors,” will feature TIME CEO Jessica Sibley and HIT CEO Tim Johnson. Additional panels will be announced in the coming months, highlighting HIT’s expanding influence in shaping global industry dialogue.

SIIA 2025 Conference: Showcased upgraded eDIYBS to thousands of industry leaders. The event expanded broker engagement and reinforced HIT’s reputation as a leader in AI-powered self-funding solutions, demonstrating real-time quoting capabilities and platform flexibility.

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

The following table sets forth the number of EEs billed for the periods indicated:

	Nine months ended September 30,		Period-to-Period Change
	2025	2024	EEs	Percentage
Number of EEs billed (End of period)	25,248	17,594	7,654	44%

As of September 30, 2025, the number of enrolled employees reached 25,248, representing a 44% increase from 17,594 in the same period of 2024. This growth reflects strong market demand and the expanded adoption of our self-funded health plan solutions facilitated by continued channel expansion through brokers, TPAs, and agencies.

Adjusted EBITDA

Adjusted EBITDA represents our net income before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Results of Operations” in this item for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income, the most comparable GAAP measurements, respectively, for the three and nine months ended September 30, 2025 and 2024. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

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

(i)	SMR is a program manager specializing in customized self-funded benefits programs for small businesses. It creates health plans, selects networks and manages vendors, and sets up benefits plans on the marketplace, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to small businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers. The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of program selected by the broker. SMR’s fees are paid by small employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

(iii)	HI Card provides medical claims access data and claims negotiation for SMR’s program members who select such services and provides 24/7 accessibility to all incurred medical data for employees who enroll in the HI Card service. Accordingly, all of the revenue we generate from HI Card is from SMR’s program members, which are enrolled employees of the small employer. The revenue generated from HI Card is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee may vary depending on services or the network selected by the broker. Brokers are not obligated to utilize the HI Card service for the small employers. HI Card’s fees are paid by small employers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of revenue	2024	% of revenue	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$1,389,604	16.4%	$1,528,451	34.3%	$5,832,164	22.6%	$4,952,191	34.0%
Revenues from fees	7,100,489	83.6%	2,930,470	65.7%	19,986,762	77.4%	9,634,151	66.0%
SMR	7,100,489	83.6%	2,250,549	50.5%	19,986,762	77.4%	7,379,016	50.5%
HI Card	—	—%	679,921	15.2%	—	—%	2,255,135	15.5%
Total revenues	8,490,093	100.0%	4,458,921	100.0%	25,818,926	100.0%	14,586,342	100.0%

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of revenue	2024	% of revenue	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$1,389,604	16.4%	$1,528,451	34.3%	$5,832,164	22.6%	$4,952,191	34.0%
Revenues from fees	7,100,489	83.6%	2,930,470	65.7%	19,986,762	77.4%	9,634,151	66.0%
SMR	7,100,489	83.6%	2,250,549	50.5%	19,986,762	77.4%	7,379,016	50.5%
HI Card	—	—%	679,921	15.2%	—	—%	2,255,135	15.5%
Total revenues	8,490,093	100.0%	4,458,921	100.0%	25,818,926	100.0%	14,586,342	100.0%

Cost of revenues	3,346,277	39.4%	979,628	22.0%	9,009,841	34.9%	2,944,266	20.2%
Gross profit	$5,143,816	60.6%	$3,479,293	78.0%	$16,809,085	65.1%	$11,642,076	79.8%

Operating expenses
Sales and marketing expenses	962,567	11.3%	508,467	11.4%	3,279,560	12.7%	2,526,197	17.3%
General and administrative expenses	3,451,907	40.7%	1,813,520	40.7%	10,474,125	40.6%	5,629,393	38.6%
Research and development expenses	235,819	2.8%	718,424	16.1%	1,356,149	5.3%	2,180,246	14.9%
Total operating expenses	4,650,293	54.8%	3,040,411	68.2%	15,109,834	58.6%	10,335,836	70.8%

Other income (expense):
Interest income	111,699	1.3%	38,460	0.9%	305,263	1.2%	94,111	0.6%
Interest expenses	—	—%	(165,000)	(3.7)%	—	—%	(495,000)	(3.4)%
Other income	—	—%	157,156	3.5%	118,399	0.5%	157,156	1.1%
Other expense	(5,000)	(0.1)%	(62,759)	(1.4)%	(5,000)	—%	(62,759)	(0.4)%
Total other income (expense), net	106,699	1.2%	(32,143)	(0.7)%	418,662	1.7%	(306,492)	(2.1)%

Income before income tax expense	$600,222	7.0%	$406,739	9.1%	$2,117,913	8.2%	$999,748	6.9%
Provision for income taxes	(148,046)	(1.7)%	(30,653)	(0.7)%	(536,514)	(2.1)%	(185,119)	(1.3)%
Net income	$452,176	5.3%	$376,086	8.4%	$1,581,399	6.1%	$814,629	5.6%
Other Financial Data:
Adjusted EBITDA(1)	$999,056	11.8%	$668,863	15.0%	$3,796,283	14.7%	$1,805,795	12.4%

(1)	We define adjusted EBITDA as net income before net interest expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation from Net Income to Adjusted EBITDA:
Net income	$452,176	$376,086	$1,581,399	$814,629
Interest (income) expenses	(111,699)	126,540	(305,263)	400,889
Depreciation and amortization	217,981	135,584	489,947	405,158
Income tax expense	148,046	30,653	536,514	185,119
Stock-based compensation expense	292,552	—	1,493,686	—
Total net adjustments	546,880	292,777	2,214,884	991,166
Adjusted EBITDA	$999,056	$668,863	$3,796,283	$1,805,795

Condensed Consolidated Balance Sheet Data

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$8,023,613	$7,849,248
Accounts receivable, net	868,628	1,647,103
Other receivables	3,871,106	500,252
Software	6,182,691	3,962,461
Total assets	22,755,844	15,768,489
Total liabilities	5,596,881	2,599,461
Total stockholders’ equity	17,158,963	13,169,028

Cash and cash equivalents

As of September 30, 2025, the balance of cash and cash equivalents was $8,023,613, representing a modest increase compared to $7,849,248 as of December 31, 2024.

Accounts receivable, net

As of September 30, 2025, net accounts receivable decreased by $778,475 to $868,628, from $1,647,103 as of December 31, 2024. This reduction mainly resulted from process enhancements and automation of our accounts receivable (AR) system.

Other receivables

As of September 30, 2025, the balance of other receivables increased by $3,370,854 to $3,871,106, from $500,252 as of December 31, 2024. This increase was mainly attributable to the purchase of Deferred Administrative Surplus for $3,481,684 on March 18, 2025.

Software

As of September 30, 2025, the balance of software increased by $2,220,230 to $6,182,691, from $3,962,461 as of December 31, 2024. This increase was mainly attributable to a $2,951,949 increase in the expansion of eDIYBS systems completed in September 2025, partially offset by a $489,947 increase in accumulated amortization for the nine months ended September 30, 2025.

Total liabilities

As of September 30, 2025, the balance of total liabilities increased by $2,997,420 to $5,596,881, from $2,599,461 as of December 31, 2024. This increase was driven by the higher accounts payable and accrued expenses reflecting the expansion of our business scale. Notably, the first nine months of 2025 revenues have reached approximately 132% of full-year 2024 revenues, which led to higher liabilities in line with operational growth.

Total stockholders’ equity

As of September 30, 2025, the balance of total stockholders’ equity increased by $3,989,935 to $17,158,963, from $13,169,028 as of December 31, 2024. This increase was mainly attributable to our net income and stock-based compensation. Please refer to our Condensed Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of Three Months Ended September 30, 2025 and 2024

Revenues

	Three Months Ended September 30,
	2025		2024
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	1,389,604	16.4%	1,528,451	34.3%	(138,847)	(9.1)%
Revenues from fees	7,100,489	83.6%	2,930,470	65.7%	4,170,019	142.3%
SMR	7,100,489	83.6%	2,250,549	50.5%	4,849,940	215.5%
HI Card	—	—%	679,921	15.2%	(679,921)	(100.0)%
Total revenues	8,490,093	100.0%	4,458,921	100.0%	4,031,172	90.4%

Total revenues for the three months ended September 30, 2025 reached $8.5 million, up 90.4% from $4.5 million in the same period of 2024. This growth was primarily driven by strong demand for our new product offerings facilitated by continued channel expansion through brokers, TPAs, and agencies.

This growth was supported by a 44% increase in total billable enrolled employees, which rose to 25,248 as of September 30, 2025, compared to 17,594 for the same period in 2024.

As the services provided by SMR and ICE are delivered as an interdependent and integrated solution, we evaluate their performance based on the total revenues generated. While revenues from underwriting modeling generated from ICE decreased by $0.1 million to $1.4 million, this decline was more than offset by a $4.8 million increase in revenues from fees generated from SMR, leading to a net increase in the revenues from the integrated solution. Revenues from fees continue to outpace revenues from underwriting modeling as more employers prioritize higher-quality coverage and enhanced service offerings.

No revenues were generated from HI Card, provided as an optional service, for the three months ended September 30, 2025, compared to $0.7 million for the same period in 2024. We made strategic decisions to temporarily pause HI Card beta testing and prioritize tech resource toward enhancing eDIYBS that drives immediate higher revenue. This disciplined allocation of resources has strengthened our near-term growth trajectory while positioning HI Card for a more robust relaunch. We currently expect to resume HI Card development toward the end of 2025 or early in the first quarter of 2026.

Cost of revenues

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	3,346,277	39.4%	979,628	22.0%	2,366,649	17.4%

Cost of revenues increased by $2.3 million to $3.3 million for the three months ended September 30, 2025, from $1.0 million for the three months ended September 30, 2024. As a percentage of revenue, cost of revenues increased to 39.4% for the three months ended September 30, 2025, from 22.0% for the same period in 2024.

The increase was primarily attributable to higher captive management fees related to the new products and new channels launched in July 2024, as we continued to expand our business scale.

Sales and marketing expenses

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	962,567	11.3%	508,467	11.4%	454,100	(0.1)%

Sales and marketing expenses increased by $0.5 million to $1.0 million for the three months ended September 30, 2025, from $0.5 million for the three months ended September 30, 2024. As a percentage of revenue, sales and marketing expenses remained stable at 11.3% for the three months ended September 30, 2025, compared to 11.4% for the same period in 2024. Our channel-partnership model continues to drive revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	1,260,832	14.9%	1,013,628	22.8%	247,204	(7.9)%
Administrative division	2,191,075	25.8%	799,892	17.9%	1,391,183	7.9%
Total General and administrative expenses	3,451,907	40.7%	1,813,520	40.7%	1,638,387	—%

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

General and administrative expenses increased by $1.6 million to $3.4 million for the three months ended September 30, 2025, from $1.8 million for the three months ended September 30, 2024. The overall increase was primarily attributable to the expenses associated with being a public company of $1.1 million, including D&O insurance, board compensation, investor relations, etc. However, as a percentage of revenue, general and administrative expenses remained stable at 40.7% for the three months ended September 30, 2025, compared to the same period in 2024. This stability as a percentage of revenue was because the ratio impact of costs associated with being a public company were offset by improved operating leverage in our operations division.

Research and development expenses

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	235,819	2.8%	718,424	16.1%	(482,605)	(13.3)%

Research and development expenses decreased by $0.5 million to $0.2 million for the three months ended September 30, 2025, from $0.7 million for the three months ended September 30, 2024. As a percentage of revenue, research and development expenses decreased to 2.8% for the three months ended September 30, 2025, from 16.1% for the same period in 2024.

The decrease was primarily attributable to the capitalization of development costs related to the buildout of eDIYBS 3.0. During the three months ended September 30, 2025, our IT focused on deployment and feature enhancement phases for this next-generation platform. The expansion of eDIYBS systems to serve groups with more than 150 employees was completed in September 2025.

Income before income tax expense

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income before income tax expense	600,222	7.0%	406,739	9.1%	193,483	(2.1)%

Income before income tax expense increased by $0.2 million to $0.6 million for the three months ended September 30, 2025, from $0.4 million for the three months ended September 30, 2024. This increase was primarily attributable to our strong revenue growth and disciplined cost management.

Provision for income taxes

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(148,046)	(1.7)%	(30,653)	(0.7)%	(117,393)	(1.0)%

Provision for income taxes increased by $0.12 million to $0.15 million for the three months ended September 30, 2025, from $0.03 million for the three months ended September 30, 2024. The increase in provision for income taxes was attributable to the increased income before income taxes, primarily driven by our strong revenue growth and disciplined cost management.

Adjusted EBITDA

	Three Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	999,056	11.8%	668,863	15.0%	330,193	(3.2)%

Adjusted EBITDA increased by $0.3 million to $1.0 million for the three months ended September 30, 2025, from $0.7 million for the three months ended September 30, 2024. As a percentage of revenue, adjusted EBITDA decreased to 11.8% for the three months ended September 30, 2025, from 15.0% for the same period in 2024. The decrease in adjusted EBITDA was primarily due to the increase in cost of revenues, mainly driven by higher captive management fees related to the new products and new channels launched in July 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

Revenues

	Nine Months Ended September 30,
	2025		2024
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	5,832,164	22.6%	4,952,191	34.0%	879,973	17.8%
Revenues from fees	19,986,762	77.4%	9,634,151	66.0%	10,352,611	107.5%
SMR	19,986,762	77.4%	7,379,016	50.5%	12,607,746	170.9%
HI Card	—	—%	2,255,135	15.5%	(2,255,135)	(100.0)%
Total revenues	25,818,926	100.0%	14,586,342	100.0%	11,232,584	77.0%

Total revenues for the nine months ended September 30, 2025 reached $25.8 million, up 77.0% from $14.6 million in the same period of 2024. This growth was primarily driven by strong demand for our new product offerings facilitated by continued channel expansion through brokers, TPAs, and agencies.

This growth was supported by a 44% increase in total billable enrolled employees, which rose to 25,248 as of September 30, 2025, compared to 17,594 in the same prior last year.

As the services provided by SMR and ICE are delivered as an interdependent and integrated solution, we evaluate their performance based on the total revenues generated. Revenues from underwriting modeling generated from ICE increased 17.8% to $5.8 million, compared to $5.0 million for the same period in 2024, reflecting expanding adoption of our solutions. Revenues from fees generated from SMR increased 170.9% to $20.0 million, compared to $7.4 million for the same period in 2024. Revenues from fees continue to outpace revenues from underwriting modeling as more employers prioritize higher-quality coverage and enhanced service offerings.

No revenues were generated from HI Card, provided as an optional service, for the nine months ended September 30, 2025, compared to $2.3 million for the same period in 2024. We made strategic decisions to temporarily pause HI Card beta testing and prioritize tech resource for enhancing eDIYBS that drives immediate higher revenue. This disciplined allocation of resources has strengthened our near-term growth trajectory while positioning HI Card for a more robust relaunch. We currently expect to resume HI Card development toward the end of 2025 or early in the first quarter of 2026.

Cost of revenues

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	9,009,841	34.9%	2,944,266	20.2%	6,065,575	14.7%

Cost of revenues increased by $6.1 million to $9.0 million for the nine months ended September 30, 2025, from $2.9 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of revenues increased to 34.9% for the nine months ended September 30, 2025, from 20.2% for the same period in 2024.

The increase was primarily attributable to higher captive management fees related to the new products and new channels launched in July 2024, as we continued to expand our business scale.

Sales and marketing expenses

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	3,279,560	12.7%	2,526,197	17.3%	753,363	(4.6)%

Sales and marketing expenses increased by $ 0.8 million to $3.3 million for the nine months ended September 30, 2025, from $2.5 million for the nine months ended September 30, 2024. However, as a percentage of revenue, sales and marketing expenses declined to 12.7% for the nine months ended September 30, 2025, compared to 17.3% for the same period in 2024. This reduction was primarily due to our channel partnership model, which continues to drive revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	4,047,296	15.7%	3,207,139	22.0%	840,157	(6.3)%
Administrative division	6,426,829	24.9%	2,422,254	16.6%	4,004,575	8.3%
Total General and administrative expenses	10,474,125	40.6%	5,629,393	38.6%	4,844,732	2.0%

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

General and administrative expenses increased by $4.8 million to $10.4 million for the nine months ended September 30, 2025, from $5.6 million for the nine months ended September 30, 2024. The overall increase in general and administrative expenses for the nine months ended September 30, 2025 was primarily attributable to the increased expenses associated with being a public company of $2.5 million, including D&O insurance, board compensation, investor relations, media outreach, etc. An additional $0.6 million was associated with stock-based compensation expenses, and the remainder of the increase reflected higher personnel-related expenses.

As a percentage of revenue, general and administrative expenses increased slightly to 40.6% for the nine months ended September 30, 2025, from 38.6% for the same period in 2024. The increase in the percentage of revenue was primarily attributable to expenses associated with being a public company, the impact of which was partially offset by improved operating leverage in our operations division.

Research and development expenses

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	1,356,149	5.3%	2,180,246	14.9%	(824,097)	(9.6)%

Research and development expenses decreased by $0.8 million to $1.4 million for the nine months ended September 30, 2025, from $2.2 million for the nine months ended September 30, 2024 As a percentage of revenue, research and development expenses decreased to 5.3% for the nine months ended September 30, 2025, from 14.9% for the same period in 2024.

The decrease was primarily attributable to the capitalization of development costs related to the buildout of eDIYBS 3.0. During the nine months ended September 30, 2025, our IT remained focused on enhancing features for this next-generation platform. The expansion of eDIYBS systems to serve groups with more than 150 employees was completed in September 2025.

Income before income tax expense

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income before income tax expense	2,117,913	8.2%	999,748	6.9%	1,118,165	1.3%

Income before income tax expense increased by $1.1 million to $2.1 million for the nine months ended September 30, 2025, from $1.0 million for the nine months ended September 30, 2024. This increase was primarily attributable to our strong revenue growth and disciplined cost management.

Provision for income taxes

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(536,514)	(2.1)%	(185,119)	(1.3)%	(351,395)	(0.8)%

Provision for income taxes increased by $0.3 million to $0.5 million for the nine months ended September 30, 2025, from $0.2 million for the nine months ended September 30, 2024. The increase in provision for income taxes was attributable to the increased income before income taxes, primarily driven by our strong revenue growth and disciplined cost management.

Adjusted EBITDA

	Nine Months Ended September 30,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	3,796,283	14.7%	1,805,795	12.4%	1,990,488	2.3%

Adjusted EBITDA increased by $2.0 million to $3.8 million for the nine months ended September 30, 2025, from $1.8 million for the nine months ended September 30, 2024. As a percentage of revenue, adjusted EBITDA improved to 14.7% for the nine months ended September 30, 2025, from 12.4% for the same period in 2024. The increase in adjusted EBITDA was primarily attributable to robust revenue growth, driven by strong demand for our new product offerings facilitated by continued channel expansion through brokers, TPAs, and agencies.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash from operating activities, short-term loans, our IPO completed in December 2024, and our issuance of Series A Convertible Preferred Stock for $2 million to an institutional investor, which was converted into shares of Class A Common Stock in August 2023 on a one for one basis.

Our cash and cash equivalents as of September 30, 2025 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe that our cash generated from our operating activities will allow us to continue as a going concern at least twelve months from the date of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$2,682,602	$2,707,376
Investing activities	(2,358,213)	(294,634)
Financing activities	(150,024)	(3,081,864)
Increase (decrease) in cash and cash equivalents	$174,365	$(669,122)

Operating Activities

Net cash provided by operating activities remained stable at $2.7 million for the nine months ended September 30, 2025, compared to the same period in 2024. Cash provided by operating activities for the nine months ended September 30, 2025, principally resulted from our net income of $1.6 million, $4.3 million in adjustments for non-cash items primarily related to amortization, provision for refund liability and stock-based compensation expense, and offset by $3.2 million of cash used to fund changes in working capital, including a decrease in accounts receivable of $0.8 million, an increase in other receivables of $3.4 million, an increase in prepaid expenses and other current assets of $0.7 million, an increase in long-term prepaid expenses of $0.2 million, an increase in accounts payable and accrued expenses of $2.0 million, a decrease in income taxes payable of $0.2 million and a decrease in other current liabilities of $1.5 million.

Cash provided by operating activities for the nine months ended September 30, 2024, principally resulted from our net income of $0.8 million, $0.8 million in adjustments for non-cash items primarily related to amortization, deferred tax benefits, amortization of debt discount and interest income, and $1.1 million of cash provided by changes in working capital, including a decrease in accounts receivable of $1.3 million, a decrease in other receivables of $1.2 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable and accrued expenses of $1.1 million and a decrease in income taxes payable of $0.1 million.

Investing Activities

Cash used in investing activities increased by $2.1 million to $2.4 million for the nine months ended September 30, 2025, compared to $0.3 million for the same period in 2024. The primary use of cash used in investing activities for the nine months ended September 30, 2025 and 2024 were both related to the development of our internal-use software, reflecting our continued investment in enhancing all our technology platforms.

Financing Activities

Cash used in financing activities decreased by $2.9 million to $0.2 million for the nine months ended September 30, 2025, compared to $3.1 million for the same period in 2024. The decrease was primarily driven by a $2.1 million repayment of notes payable during the 2024 period, which did not recur in 2025. Cash used in financing activities for the nine months ended September 30, 2025 consisted primarily of payments of deferred offering cost for our public offering.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligations as of September 30, 2025. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	173,909	85,669	88,240	—	—

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

In September 2025, the FASB issued ASU 2025-05 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is allowed. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. Currently, we are assessing the potential impact of this guidance on our condensed consolidated financial statement disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Health In Tech, Inc.

Date: November 12, 2025	By:	/s/ Tim Johnson
Tim Johnson
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ LinLin Qian
LinLin Qian
Chief Financial Officer (Principal Financial and Accounting Officer)