Form 10-K
period 2025-12-31
Health In Tech, Inc.
filed 2026-03-25
CIK 2019505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2025 was $12,720,915.

As of March 25, 2026, there were 48,258,276 shares of Class A common stock outstanding and 11,700,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS AND DEFINITIONS

●	“Broker” or “insurance broker” is an intermediary who sells, solicits or negotiates insurance policies on behalf of a client for compensation. A broker typically acts on behalf of a client by negotiating with multiple insurers.

●	“Carrier” refers to an insurance company or insurer that provides stop loss insurance.

●	“Community rating” is a method in health insurance to set uniform premiums for a defined group based on the collective risk profile rather than individual risk factors.

●	“eDIYBS” refers to our Enhanced Do It Yourself Benefits System. Licensed brokers log in to this online platform to select vendors, networks, and stop loss insurance programs. The broker can design and sell the self-funded benefits plan to employers.

●	“EE” refers to “enrolled employees” which are employees that have signed up and are covered under a company’s self-insured group health plan. Employees can usually enroll their dependents (spouses, children, and sometimes domestic partners) in the health plan which counts as a single EE for the purpose of this metric used in this Report.

●	“Medically underwritten” refers to the process of assessing the health status and medical history of applicants to determine their eligibility, premiums, and coverage terms. This process helps the insurer evaluate the risk associated with insuring an individual or group.

●	“MGU” refers to Managing General Underwriter and is an entity that performs underwriting and administrative functions on behalf of an insurance company. International Captive Exchange, LLC, a wholly-owned subsidiary of the Company (“ICE”) is an MGU. ICE is granted the authority by insurance carriers to underwrite policies, meaning ICE can assess risks, set premiums, and determine coverage terms within the guidelines provided by the carrier.

●	“PEPM” refers to per enrolled employee (EE) per month. The term is used in reference to our service fee structure, which is billed to business customers on a per EE per month (PEPM) basis.

●	“Self-funded benefits plan” or “self-insured group health plan” is an insurance plan in which the employer assumes the financial risk for providing health care benefits to its employees. In practical terms, self-insured employers pay for each out-of-pocket claim as they are incurred instead of paying a fixed premium to an insurance carrier, which is known as a fully-insured plan. Typically, a self-insured employer will set up a special trust fund to earmark money (corporate and employee contributions) to pay incurred claims.

●	“Small employers” refer to the small businesses with total employees ranging from 10 to 100 employees.

●	“Stop-loss insurance” (also known as excess insurance) is a product that provides protection for self-funded employers by serving as a reimbursement mechanism for catastrophic claims exceeding pre-determined levels.

●	“Third-party administrator (TPA)” is a company that manages claims and administrative tasks for an employer’s self-funded employee benefits plan. TPAs are often the primary point of contact for employees.

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

PART I

Item 1. Business.

Our Mission

To change the non-transparent $5.3 trillion1 healthcare industry with innovation that removes friction and complexities with vertical integration, process simplification, automation, and digitalization.

Overview

Health in Tech (“HIT”) is an AI-enabled insurance technology platform company, which offers a marketplace that improves processes in the healthcare industry through vertical integration, process simplification, and automation. By removing friction and complexities, we streamline the underwriting, sales and service process for insurance companies, licensed brokers, Managing General Underwriter (MGUs) and third-party administrators (“TPAs”).

Marketplace: We are a health insurance marketplace where insurance companies can list various stop-loss policy options for self-funded benefits plans. Licensed brokers registered on our platform can log in, upload certain required information, select policy plans, obtain a bindable quote and sell them to businesses. In most cases, our technology enables us to medically underwrite insurance policies and produce bindable quotes within about two minutes, allowing us to deliver an integrated and seamless sales cycle.

Customizable Solutions: Beyond policy underwriting and sales, our marketplace offers customization of health benefits plans, vendors, claims, and network services. Brokers can select customized plans that suit their customers.

Accessibility and Savings: We make self-funded benefits plans and stop loss insurance accessible online for businesses. We aim to deliver meaningful cost savings for low-risk employers with comparatively healthy employees through a digital medical underwriting process. We seek to deliver time savings for employers, brokers, TPAs, and carriers, by leveraging both external and internally developed technology.

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

Service Solutions

We offer a suite of service solutions designed to meet the diverse needs of our clients. Available for seamless integration or as standalone offerings, our services are delivered through the three wholly-owned subsidiaries (i) Stone Mountain Risk, LLC (“SMR”), (ii) International Captive Exchange, LLC (“ICE”), and (iii) HI Card LLC’s HI Card platform (“HI Card”). Collectively, these services embody the comprehensive value proposition of HIT. For the year ended December 31, 2025, the percentage of our total revenue attributed to each of SMR, ICE and HI Card was 79.4%, 20.6%, and 0.0%, respectively. Program services provided by SMR and MGU activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Services provided by HI Card are optional add-on to our services, and it cannot be offered on a standalone basis. Brokers are not obligated to utilize our HI Card service.

[1]	Centers for Medicare & Medicaid Services (CMS), National Health Expenditure Accounts (NHEA) Fact Sheet (2024).

SMR: SMR is a program manager specializing in customized self-funded benefits plans for businesses. It designs health plans, selects networks, manages vendors, and sets up the benefits plan on the marketplace including benefits structures, coverage options, and provider networks. Licensed brokers can log in to the marketplace to select and sell self-funded benefits plans to businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of the employers.

ICE: ICE is an MGU, which specializes in underwriting and providing administrative functions on behalf of stop loss carriers. ICE assists with underwriting activities through its sophisticated web-based SaaS quoting platform, eDIYBS (Enhance Do It Yourself Benefit System). This platform not only monitors and manages claims activities but also facilitates reinsurance reporting and monthly reinsurance filings. Collaborating with TPAs, ICE empowers business groups to fund their own claims and lowers the risk pool of insured, mitigating the risk associated with high-dollar medical claims. ICE medically underwrites the employees. The aim of this strategic approach to self-funding is to achieve competitively lower rates for low-risk employers with comparatively healthy employees, as compared with the community rating of many fully insured large carriers where premiums are the same for everyone in the community.

The eDIYBS quoting platform can be used to quote health insurance for employers. By integrating AI-backed solutions using machine learning and a web-based Point of Sales (POS) system, eDIYBS drastically reduces friction and complexities in the underwriting process when compared to a manual underwriting process that involves the underwriter manually reviewing health applications completed by each employee seeking insurance. Our platform allows licensed brokers to upload specific data to eDIYBS to generate bindable quotes efficiently, reducing errors associated with human interaction and manual processes. In most cases, this streamlined approach reduces processing time to approximately two minutes for small employers, compared to the traditional manual quoting model that involves sending multiple documents to underwriters for manual review, which can take several days to generate bindable quotes based on feedback we have received from brokers who engaged us for our services. Approximately 80% of bindable quotes are provided solely using AI without further manual review. According to brokers’ feedback, depending on employer size, it otherwise can take anywhere from two weeks to three months to receive bindable quotes from other channels. The data used in our eDIYBS platform is provided by third party vendors that utilize machine learning tools, which are connected to our system by an application programming interface. We then feed the data to our internal risk scoring model to generate a risk score and to calculate premiums that are within insurance underwriting guidelines and carriers’ risk acceptance threshold. Our internal proprietary system consistently improves results through machine learning tools and data feeds from third party vendors, and this process is governed by our internal governance policy on utilizing AI technology.

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

HI Card also provides clients with HIT’s HI Performance Network (“HPN”), a series of hospital facilities and providers that deliver Medicare-based reimbursement pricing. HI Performance Network (HPN) now provides direct Medicare contracts in 50 states with 1,317,732 providers that are licensed nationwide, including hospitals, as of December 31, 2025. In accordance with our internal practices and procedures, we evaluate our contracts with HPN providers on the basis of cost and to ensure they adhere to our standards. An assessment is done annually to determine which providers to keep in the HPN and therefore the number of HPN providers may fluctuate from year-to-year.

Although it is not part of HIT’s core business, we will strategically invest our assets to maximize risk-adjusted returns to shareholders. We provided a three-year promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally. Furthermore, certain business customers elect for a discount on premiums payable to carriers. In exchange for such discount, carriers are entitled to collect and retain such business customers’ claim fund balance amounts (such positive claim fund balance amounts, the “Deferred Administrative Surplus”). HIT as the platform company tracks and processes claims for carriers. Having all required information for collection on our platform, we signed an agreement to give us the sole collection rights. The initial purchase amount equals 53% of collection amount, and the final purchase amount equals 20% of collection amount. Given HIT in our role of providing services on a day-to-day basis for our customers, we negotiated such collection rights. We continue to evaluate business opportunities and may expand on these business opportunities based upon their success in the future.

Health in Tech — Power on Your Health Plan

We created HIT because traditional self-funding can be overly complicated for many participants, costing both time and money, especially for the small business community. According to the U.S. Small Business Association (SBA), in 2026, small businesses with 500 employees or fewer make up 99.9% of all U.S. businesses and represent 43.5% of GDP. However, small businesses are drastically underserved in their access to affordable, competitive health insurance. Compared to large businesses, small businesses face higher year-over-year premium increases and pay more on average for less coverage. According to the Kaiser Family Foundation (“KFF”) in its KFF 2025 Employer Health Benefits Survey (which surveys employers with ten or more workers), 59% of small firms (10–199 workers) offer health benefits, implying that approximately 41% do not. Health insurance remains the most important benefit for small businesses to attract and retain talent when competing against larger corporations.

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

We founded HIT to solve these problems and to provide small businesses with access to the high-quality, low-cost health care plans that are originally only available to large corporations. We seek to integrate all aspects of self-funded benefits plans and stop loss insurance for small businesses with 10-100 employees, and larger sized businesses with over 100 employees.

Leveraging AI-backed technology from our third-party service providers, our Enhanced Do It Yourself Benefit System (eDIYBS) is a rapid medical underwriting and broker quoting system. This technology simplifies and automates the manual quoting and plan development process, meaningfully reducing the complexity and time associated with these tasks. By removing friction and eliminating human factors, brokers can obtain a bindable proposal, a proposal containing all of the binding terms of coverage, that has 12 plans with four tier rates in about two minutes. We also developed the HI Performance Network (HPN), which delivers Medicare-based reimbursement pricing to a series of hospital facilities and providers. Our HPN now provides direct Medicare contracts in 50 states with 1,317,732 providers that are licensed nationwide, including hospitals, as of December 31, 2025.

Additionally, our web-based HI Card platform has a user-friendly interface designed to enable patients, TPAs, and businesses to access all of their benefits in one place. HI Card’s secure, proprietary technology leverages existing systems to create a single, standardized transaction platform for providers, payers, and patients alike. With HI Card, each participant in the healthcare transaction has secure real-time access to the same vital patient information — from medical and drug histories to coverage eligibility and more.

As of December 31, 2025, we had clients in 40 states, with our services and platforms actively utilized by 583 brokers, 12 Third-Party Administrators (TPAs), and 263 additional third-party agencies. The self-funded benefits plans and stop loss insurance policies were sold to 795 business clients with 22,515 employees, and we managed to maintain profitability while experiencing growth with a year-over-year revenue increase of 71% from 2024 to 2025.

Challenges in the Healthcare Market for Small Businesses Drive Innovation

High healthcare costs and low value of health benefits for small businesses. Healthcare costs have consistently outpaced inflation in recent years, and healthcare spending typically grows faster than the economy. According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Data, U.S. health care spending grew 7.2% in 2024, reaching $5.3 trillion, or $15,474 per person. As a share of the nation’s Gross Domestic Product (“GDP”), healthcare spending accounted for 18.0% in 2024.

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

Complicated insurance transaction procedures and manual processes can be inefficient, costly, and difficult to scale. Based on our experience and feedback from brokers, traditional manual underwriting and quoting workflows for self-funded benefits plans and associated stop-loss coverage may take approximately twelve days to three months depending on the size of groups as these processes often require multiple documents to be compiled, reviewed and submitted manually. By contrast, HIT has developed eDIYBS, a fast and user-friendly AI-backed system that is designed to shorten the sales cycle. In most cases, our platform can produce a medical plan proposal in approximately two minutes to two weeks, subject to the receipt of required underwriting information. Actual timelines may vary based on group-specific factors, data completeness, and underwriting requirements.

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

Massive and Growing Market Opportunities Across Employers of All Sizes

U.S. healthcare spending remains sizeable and continues to grow. According to the Centers for Medicare & Medicaid Services (“CMS”), U.S. health care spending reached approximately $5.32 trillion in 2024, or $15,474 per person, representing 18.0% of U.S. GDP.

Third-party market research estimates the U.S. group health insurance market totaled approximately $1.413 trillion in 2024. Employer-sponsored coverage represents a significant portion of this ecosystem, and self-funded arrangements are also widely adopted. According to the KFF 2025 Employer Health Benefits Survey, in 2024, 67% of covered workers were enrolled in a self-funded health plan, representing a $0.9 trillion market, and the survey notes that employers sponsoring self-funded plans often purchase stop-loss coverage to limit liability.

We believe the employer market is also highly fragmented. According to the U.S. Small Business Administration Office of Advocacy, small businesses (generally firms with fewer than 500 employees) comprise 99.9%4 of U.S. firms and employ 62.3 million people.

Historically, our customer base has been concentrated among small employers seeking more affordable and flexible alternatives to traditional fully insured coverage. However, as our underwriting and automation capabilities have expanded, we are increasingly able to support employers across a broader range of sizes, including mid- and large-sized employers. As of December 31, 2025, the total policies sold by third-party agents using our services approached $220 million with 22,515 business employee participants.

As a result, while small employers remain an important and substantial portion of our current customer base, we believe our addressable opportunity extends to employers of all sizes participating in self-funded and other alternative funding arrangements supported by stop-loss coverage.

[2]	Centers for Medicare & Medicaid Services (CMS), National Health Expenditure Accounts (NHEA) Fact Sheet (2024).
[3]	Grand View Research U.S. Group Health Insurance Market (2025 - 2030).
[4]	U.S. Small Business Administration Office of Advocacy posted on Feb 3, 2026

Our Strengths

Marketplace Innovator. Our AI-powered platforms using machine learning, eDIYBS and HI Card, aim to deliver efficiency, availability, and security features. Our eDIYBS platform empowers licensed brokers to sell stop loss insurance policy for self-funded benefits plans to employers. HIT seeks to make a difference in the growing healthcare market with a distinctive business model that: (a) strives to democratize access to self-funded benefits plans and stop loss insurance policies for business organizations, significantly broadening the client base; (b) leverages an AI machine learning technology to streamline and simplify the offering, underwriting, and closing processes for self-funded benefits plan and stop loss insurance programs; (c) enables TPAs and brokers to produce bindable proposals directly to business clients; (d) offers a mutually beneficial solution that assists business clients in reducing total medical expenses without sacrificing coverage quality; and (e) hopes to ensure a positive experience for both business clients and individual employees, in order to offer significant improvements in accessibility to comprehensive health networks in the future.

Our web-based HI Card platform has a user-friendly interface, including both web and mobile based features, are currently under continuous beta testing for a select group of customers. It is designed to enable patients, TPAs, and businesses to access all of their benefits in one place.

●	24/7 transparency — patients can easily obtain their plan design and deductible accumulator information. Patients can also authorize medical information and share with doctors to save time.

●	Unlimited access to data — brokers are empowered to manage customer information to improve efficiency, enable employers to better manage employee insurance information to save costs, assist patients, manage health care and medical data to make better decisions.

●	Reference-based pricing — lower costs for patients, streamlined claims processing for payers, faster payment turnaround for providers.

Growing Distribution Channels

As of December 31, 2025, we had 583 brokers, 12 Third-Party Administrators (TPAs), and 263 additional third-party agencies in 40 states registered on our platforms and selling our services. We coordinate all aspects of programs and seek to provide our business customers with suitable and affordable insurance policies and health benefits plans in the market. We plan to leverage our online quoting tools and HI Card to add strategic partnerships with large insurance brokerage firms to the platform and continue to strengthen our distribution channels.

We are a health insurance marketplace where insurance companies can list various stop-loss policy options for self-funded benefits plans. Our customers are employers of all sizes that need health insurance plans. As a marketplace and platform company, we have contractual relationships with TPAs, carriers and employers. Our fees are earned from employers and carriers upon a broker or TPA successfully selling a stop loss policy for self-funded benefits plans.

Our proprietary technology enables us to medically underwrite insurance policies for carriers. We also offer customization of health benefits plans, vendors, claims, and network services. When licensed brokers log in to our platform, they upload a census, select policy, design plans, obtain a bindable quote and sell them to businesses. These offered services are interdependent, and cannot function effectively without being combined. Services provided by HI Card are optional add-on to our services, and it cannot be offered on a standalone basis. Brokers are not obligated to utilize our HI Card service. Customers use the HI Performance Network offering by HI Card, which is a series of hospital facilities and providers that deliver Medicare-based reimbursement pricing. The HI Performance Network now provides direct Medicare contracts in 50 states with 1,317,732 providers that are licensed nationwide, including hospitals, as of December 31, 2025. Except HI Card, which are optional add-on to our services, and cannot function on a standalone basis, customers using any of our platforms have access to other platforms. Customers can also choose other networks, if they prefer to use a preferred provider organization (PPO). We seek to obtain our customers by consistently improving our platforms and services, and by providing convenience, speed and cost efficiency.

Our Contractual Relationships

SMR and HI Card contract with TPAs, which are contracted and authorized by the business employers to enter into services contracts with SMR and HI Card on behalf of the business employers. We do not directly interact with our employer customers, and primarily rely on TPAs and brokers, to set up the health benefits plan programs based on requirements and preferences of the business employer. We are not a TPA. SMR and HI Card are not providing services to the TPAs, but instead, have contracts to collaborate with the TPAs. For example, SMR collaborates with TPAs to facilitate the administration of health benefit plans and stop-loss insurance policies to our customers, which are the business employers. The TPA will administer the purchased health benefits plan and manage the multiple service providers associated with the health benefits plan and stop-loss insurance policy. Such service providers are listed on the bindable quotes via the bindable sold case breakdown, which outlines the individual stop loss insurance and benefits service offerings selected by the business and the cost of each. SMR selects health care vendors and creates different plans. Once the business employer selects a plan, the platform will generate the sold case breakdown. Only the business employer can start or terminate the relationship with the SMR and HI Card. The TPA cannot start or terminate the relationship with the SMR or HI Card. As a third-party administrator, TPAs are contractually authorized and directed by the businesses to enter into agreements with other service providers like SMR on behalf of the businesses. This is because businesses may lack the expertise and resources to manage self-funded health benefits service providers. TPA’s responsibilities include paying fees to contracted vendors on behalf of business employers, processing claims, managing enrollment through working with the underwriter, and administering self-funded health plans.

There is no contractual relationship between HIT and the brokers. HIT’s platform provides credentialing for licensed brokers, allowing them to access our marketplace to select and sell self-funded benefits plans for the business employer at no cost. Brokers are paid by the businesses, with no contractual relationship between HIT and the brokers, only a credentialing process, and free access is provided.

ICE, acting as an underwriter for the carrier, contracts directly with carriers. Carriers provide stop-loss insurance policies for the self-funded health benefits plans, and have contracts with ICE and the businesses when a policy is sold. ICE, underwrites the policies and accepts insurance premiums from enrolled employees on behalf of the carrier.

Program services provided by SMR and MGU activities conducted by ICE (including eDIYBS) are interdependent and must be combined to function effectively. SMR selects health care vendors and creates different plans. The stop-loss insurance policy and self-funded health benefits plans together help businesses manage and limit the risk exposure of health benefits plans. HI Card services are an optional add-on and cannot be offered on a standalone basis.

Businesses pay fees based on the sold case breakdown. All the fees are collected by TPAs pursuant to the sold case breakdown and are passed through to the respective vendors. Self-funded health plans typically consist of 10 different vendors. Below is an outline of the flow of fees for our services.

●	SMR: Once the aggregate monthly fees are collected by the TPA from a business employer, the TPA will then disburse the contracted fees to SMR based on the bindable sold case breakdown. The SMR’s services fee per employee paid by the business employer per month ranges from $2 to $50 depending on selected services.

●	ICE: ICE collects premiums from businesses on behalf of the carrier in accordance with the underwriting guidelines. After collecting ICE’s underwriting fee and paying other acquisition costs on behalf of the carrier, the net premium is transferred to the carrier. Underwriting fee is 12% – 13% of premium.

●	HI Card: Once the aggregate monthly fees are collected by the TPA from a business employer, the TPA will then disburse the contracted fees to HI Card based on the bindable sold case breakdown. The average fee per employee paid by the business employer for HI Card’s services is about $15 per month.

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

Dedicated Management Team with Extensive Industry Experience to Drive Success

Our management team has in-depth know-how in the insurance industry with significant experience in senior positions at large insurance healthcare businesses and entrepreneurship roles, including self-funded benefits plans, stop loss insurance, medical insurance companies, TPAs, MGUs, retail brokerages, and health plan consulting firms. With extensive industry experience, HIT is poised to continue innovating and simplifying the sales, communication, and underwriting processes within the insurance and healthcare sectors. Our technological advancements are a direct result of our deep understanding and extensive experience with various facets of insurance and healthcare interactions.

Proprietary Technology and Data Improve Efficiency and Transparency

Our frontend platform is a web-based portal, easily accessible, with limited requirements for brokers to upload the basic minimum data. The uploaded data on the eDIYBS portal is instantly analyzed by an AI-backed engine and our internal algorithm. Our proprietary underwriting algorithm leverages big-data analytics and nearly millions of internal and external data points to produce a health score for an individual employee as of December 31, 2025. Our digitally enabled approach to quoting has successfully reduced the need for human involvement in a significant part of the process. In most cases, this system enables the generation of bindable quotes for an employer with enrolled individuals within the carrier’s accepted risk threshold in about two minutes. All bindable quotes are within the carrier’s accepted risk threshold, which are developed and programmed by our proprietary system. Any quotes outside of the risk acceptance threshold will be declined by the system automatically. For individuals with health scores that surpass the carrier’s risk tolerance, our system intelligently produces a contingent proposal. In such cases, brokers are guided to employ an electronic health application, enabling customers to supply additional information necessary to finalize the sale and generate a comprehensive proposal.

Our Growth Strategy

Build a Marketplace for All Employers and All Insurance Carriers. We are building a unified insurance marketplace designed to enable multiple insurance carriers to offer their products through a single platform. We intend to advance this marketplace by continuing to expand participation across carriers and distribution partners. We expect to focus initially on healthcare-related offerings and, over time, to broaden the marketplace into additional insurance verticals, including Property & Casualty (“P&C”), as we build the necessary product capabilities and carrier relationships.

Offer a Full Suite of Insurance Products for Employers of All Sizes. We intend to expand the breadth of products available to employers through our platform. Our current offering includes self-funded stop-loss medical insurance. Over time, we plan to expand into additional product categories, including P&C and workers’ compensation, which we currently expect to pursue as future expansion opportunities. We believe offering a broader suite of products can increase the value of our platform to employers and distribution partners and support additional cross-sell opportunities.

Vertical Full Services Integration. We intend to deepen vertical full services integration across our ecosystem by expanding one-stop vendor management and administrative services. We also plan to continue growing sales distribution through broker agencies and to develop additional AI-enabled claims processing and reporting capabilities designed to improve operational efficiency and scalability.

Data Analytics Services. We plan to offer data analytics services to insurance carriers and provide insights intended to support cost containment and decision-making for employers and members. We believe these analytics capabilities can enhance the value proposition of our platform and support improved outcomes across underwriting, plan management, and ongoing administration.

Our Intellectual Property

We currently have seven registered trademarks, one pending trademark application, three patents, and one pending patent application. Our patents cover our HI Card system, which is used to store, process and access data. We have also registered the trademarks “HI Card,” “Health In Tech” and “HIT.” “SMR” and “eDIYBS.”

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

We leverage continuous monitoring mechanisms which are vital for detecting and responding to security incidents involving third-party systems, supported by tools like Security Information and Event Management (SIEM) to track and analyze security events. In addition, we conduct risk assessments which helps evaluate the potential effects of third-party data processing on individual privacy and mitigate associated risks. Data acquired from our third party service providers is checked against our claims data and/or health applications regularly. Our underwriting team tests samples of groups of claims data on a routine basis to validate that the results from our third party service providers are performing as expected. Parameters are in place on every code call to our third party service provider to validate that the data returned is within our defined tolerances. Data outside of those tolerances are flagged for manual underwriting review. The Company does not currently use any form of AI within our eDIYBS application, and relies solely on third party service providers.

The agreement with the AI data service provider was entered into on January 26, 2022. The agreement provides services including predictive modeling solutions utilizing the service provider’s software and decision engine that is hosted and managed by the service provider. The agreement is subject to a new work order which extends three years from October 1, 2024 to September 30, 2027. The Company will have the one time right to terminate the agreement for any reason at the end of the second year with 60 days prior written notice. Pursuant to the agreement, the Company agreed to pay the service provider on a per user basis based on the number of users, with a minimum monthly fee of $60,000.

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

We are an insurance technology company that provides a platform to facilitate self-insured private employer health plans. Self-insured private employer health plans generally fall under the jurisdiction of the Employee Retirement Income Security Act of 1974 (ERISA), a federal law enforced by the US Department of Labor and the Employee Benefits Security Administration, which limits the ability of states to regulate such plans to avoid duplicative or conflicting regulations which would make it more difficult for employer to offer health insurance to its employees. As a result of the ERISA preemption, we are able to offer our insurance technology platform throughout the states and make employer-sponsored health insurance plans accessible for businesses and deliver cost and time savings for employers, employees, members, brokers, Third-party Administrators (TPAs), and providers.

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

Competition

The insurance services technology industry is characterized by a rapid evolution of technologies, significant competition and strong defense of intellectual property. While we believe that our platforms, technology, knowledge, experience, and resources provide us with unique competitive advantages, we expect to face competition from established insurance carriers and other companies that offer self-funded health plan solutions to employer groups.

Our competitors include insurance carriers that provide self-funded insurance products and related administrative services to employers, including UnitedHealth Group Incorporated (NYSE: UNH), The Cigna Group (NYSE: CI), CVS Health Corporation (NYSE: CVS), Elevance Health, Inc. (NYSE: ELV), and Humana Inc. (NYSE: HUM). These companies generally offer broad employer health benefit solutions, including access to provider networks, administrative services, and stop-loss or other risk-bearing insurance products.

We are not carriers that assume underwriting risk. Instead, our platform supports the underwriting and quoting process by applying carrier’s underwriting criteria and workflow automation to facilitate the placement of self-funded health plan products. As a result, we compete primarily on the basis of speed, efficiency, technology integration, and ease of use, rather than by taking insurance risk onto our own balance sheet.

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

Facilities

Our headquarters is in Stuart, Florida where we currently lease office space with approximately 4,900 square feet under a five year lease starting in November 2022, under which we currently pay approximately $10,660 per month. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms. Additionally, we intend to continue to maintain our business model designed to leverage virtual technology to minimize brick and mortar facilities while optimizing our ability to attract top talented employees that may reside in any geography.

Employees

As of December 31, 2025, we had a total of 87 full-time employees and 4 part-time employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

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

SUMMARY OF RISK FACTORS

●	Our success and ability to grow our business depend in part on retaining and expanding our network brokers, TPAs, MGUs, carriers, and other third-party agencies. If we fail to add to our network, or retain our current one, our business, revenue, operating results, and financial condition could be harmed.

●	Our growth strategy includes, without limitation, the acquisition of additional clients in existing and new markets and states, introducing new services, products and plans, and monetizing our technology.

●	Failure to accurately perform underwriting actuarial reviews and adjustments to our underwriting tools could result in an increase in the cost and pricing of health plans we are able to program in the future, which could negatively impact the reputation of our eDIYBS platform and our financial results.

●	If the number of members utilizing our platforms or the number of products or services to which they subscribe decreases, our revenue will decrease.

●	The insurance products and services we offer through our platform are subject to ongoing, complex, and evolving regulatory obligations, and to continued regulatory review, we could be asked to provide additional claim reports, data and monitoring funds for the insurer which result in significant additional expense and the diversion of our management’s time and efforts. If we fail to assist the insurance company to comply with regulatory requirements, or are unable to meet performance standards, The insurance products could be taken off from our platform that could be severely impact our revenue income.

●	Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

●	If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or applicable consumer protection laws, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

●	Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

●	We are subject to risks associated with outsourcing services and functions to third parties.

●	If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

●	From time to time, we may become involved in costly and time-consuming litigation and regulatory actions, which require significant attention from our management.

●	We rely on the experience and expertise of our founder/Chief Executive Officer, senior management team, highly-specialized technology and insurance experts, key technical employees, and other highly skilled personnel.

●	If we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, adverse regulatory consequences, reputational harm, loss of business, and other serious negative consequences.

●	Our Class A Common Stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you purchased your shares.

●	The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer and Chief Financial Officer for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

●	We cannot predict the effect our dual class structure may have on the market of our Class A Common Stock.

●	We do not intend to pay dividends on our Class A Common Stock for the foreseeable future.

●	Future sales or availability of our Class A Common Stock or rights to purchase our Class A Common Stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A Common Stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A Common Stock to decline.

●	Our management team has limited experience managing a public company.

●	The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.

●	As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and PCAOB regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

●	Anti-takeover provisions in our governing documents and under Nevada law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A Common Stock.

●	An active trading market for our Class A Common Stock may not be sustained.

●	If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our Class A Common Stock may decline.

●	We are a “controlled company” within the meaning of the Nasdaq listing rules, and we may follow certain exemptions from certain corporate governance requirements that could adversely affect our shareholders.

Risks Related to our Business and Industry

Our success and ability to grow our business depend in part on retaining and expanding our network of brokers, TPAs MGUs, and other third-party agents. If we fail to add to our network, or retain our current one, our business, revenue, operating results, and financial condition could be harmed.

While we generate our revenue primarily from employers and insurance carriers, we currently derive substantially all of our business through brokers, TPAs, and other third-party agents who provide referrals. As a result, the size of our network is critical to our success. We have experienced significant network growth since we commenced operations, and we believe we have the opportunity to continue grow our network by providing innovation in automation, great client experience, competitive pricing, access to quality providers, and competitive insurance coverage relative to other insurers in the same geographic and insurance markets.

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

We are expanding rapidly by partnering with additional TPAs, brokers, carriers, MGUs and other third-party agents to utilize our platform and provide referrals, and entering into new markets and introducing SaaS solutions in the markets in which we currently operate. As of December 31, 2025, we operated in 40 states. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new platforms. Further, even if we successfully attract clients in sufficient numbers to cover our costs, the new business could fail, which could not only result in financial harm, but also reputational harm to our brand. We may also experience delays in operational start dates. As we expand, if competitors seek to retain market share by reducing prices, we may be forced to negotiate with providers to reduce their prices on similar offerings in order to remain competitive, which could impact our financial condition and may require a change in our operating strategies. It is difficult to predict the full effect of pricing changes. Even if we successfully convince providers to reduce the pricing, our resulting membership base could be lower than anticipated and our growth could stall. As a result of these factors, entering new markets or introducing new stop loss insurance policies for self-funded benefits plans may decrease our profitability. In addition, we are continuously updating and developing new technology. However, if our technology is not effectively utilized, we may not be able to efficiently and cost-effectively operate our business.

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

If the number of members utilizing our platforms or the number of services to which they subscribe decreases, our revenue will decrease.

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

We developed our platforms backed by third-party technology utilizing machine learning, which encompasses our primary businesses going forward, in 2017 and 2021, the core platform eDIYBS was fully implemented in May 2023, and we have a limited operating history. Due to our limited operating history and the rapid growth, we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model and to improve our systems to manage growth. As a relatively new entrant in the markets in which we operate, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of businesses and to the health and other insurance needs of their employees. We cannot provide any assurance that the data we collect from our customers through application processes, and from data already held by our data analytics service providers, will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we may enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

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

Our Class B Common Stock have 10 votes per share, and our Class A Common Stock have one vote per share. The holders of our outstanding Class B Common Stock, which consist of our Chief Executive Officer and our Chief Financial Officer, beneficially own 75.42% of our outstanding capital stock and hold 91.02% of the voting power of our outstanding capital stock. Further, we may issue additional shares of our Class B Common Stock in the future, which will have a dilutive effect on holders of our Class A Common Stock (see “— Future sales or availability of our Class A Common Stock or rights to purchase our Class A Common Stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A Common Stock, including our Class B Common Stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A Common Stock to decline.” for additional information). Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) do not provide for any sunset provisions that limit the lifespan of our Class B Common Stock, including in the case of the death of a Class B Common Stock shareholder or intra-family transfers of shares of Class B Common Stock. Because of the ten-to-one voting ratio between our Class B Common Stock and Class A Common Stock, the holders of Class B Common Stock, in particular our Chief Executive Officer and Chief Financial Officer, collectively will control over a majority of the combined voting power of all of our Class A Common Stock and Class B Common Stock and therefore will be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B Common Stock have been converted to shares of Class A Common Stock as further described in “Description of Capital Stock.” This concentrated control will limit or preclude the ability of our other investors to influence corporate matters for the foreseeable future. For example, our Chief Executive Officer and Chief Financial Officer will have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our Articles of Incorporation, amendments to our Third Amended and Restated Bylaws (our “Bylaws”) that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A Common Stock.

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

Sales of substantial amounts of our shares of Class A Common Stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our shares of Class A Common Stock and could materially impair our ability to raise capital through equity offerings in the future. Resales of our shares of Class A Common Stock in the public market by the Selling Shareholder may cause the market price of our shares of Class A Common Stock to decline. As of the date of this Annual Report on Form 10-K, 13,718,358 shares are freely tradable without restriction or further registration under the Securities Act, and certain shares of Class A Common Stock held by our existing shareholders may also be sold in the public market in the future, subject to the restrictions in Rule 144 and Rule 701 under the Securities Act and the applicable lock-up agreements. We filed with the SEC an effective registration statement on Form S-8 registering shares of our Class A Common Stock issued or reserved for issuance under the 2024 Plan. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A Common Stock, Class B Common Stock preferred stock or other securities convertible into Class A Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A Common Stock or securities convertible into our Class A Common Stock, including our Class B Common Stock, would dilute your ownership of us, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A Common Stock.

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

Governance:

Our Chief Information Security Officer leads our cybersecurity program and is responsible for implementing and maintaining our cybersecurity controls and provides regular updates to the Audit Committee and our executive management team on the status of our cybersecurity program and any cybersecurity incidents.

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

Holders

As of March 25, 2026, there were 42 stockholders of record of our Class A Common Stock, based upon information received from our transfer agent. However, the number of holders of record does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and so we are unable to estimate the total number of shareholders represented by record holders. As of March 25, 2026, there were 2 stockholders of record of our Class B Common Stock.

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

None.

Use of Proceeds from Our Initial Public Offering

On December 24, 2024, we closed our IPO of 2,300,000 shares of our Class A Common Stock, resulting in net proceeds to us of $5.9 million after deducting underwriting discounts and commissions and offering expenses. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-281853), which was declared effective by the Securities and Exchange Commission on December 19, 2024. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus. No proceeds from our IPO were used for the years ended December 31, 2025 and 2024.

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

Overview

Health in Tech (“HIT”) is an insurance technology platform company, which offers a marketplace that aims to improve processes in the healthcare industry through vertical integration, process simplification, and automation. By removing friction and complexities, we streamline the underwriting, sales and service process for insurance companies, licensed brokers, Managing General Underwriters (MGUs) and TPAs.

Marketplace: We are a health insurance marketplace where insurance companies can list various stop-loss policy options for self-funded benefits plans. Licensed brokers registered on our platform can log in, upload certain required information, select policy plans, obtain a bindable quote and sell them to businesses. In most cases, our technology enables us to medically underwrite insurance policies and produce bindable quotes within about two minutes for small employers (10-100 employees) and about two weeks for larger employers (exceeding 100 employees), allowing us to deliver an integrated and seamless sales cycle.

Customizable Solutions: Beyond policy underwriting and sales, our marketplace offers customization of health benefits plans, vendors, claims, and network services. Brokers can select customized plans that suit their customers.

Accessibility and Savings: We make self-funded benefits plan and stop loss insurance accessible online for businesses. We aim to deliver meaningful cost savings for low-risk employers with comparatively healthy employees through a digital medical underwriting process. We seek to deliver time savings for employers, brokers, TPAs, and carriers, by leveraging both external and internally developed technology.

As of December 31, 2025, we had clients in 40 states, with our services and platforms actively utilized by 583 brokers, 12 Third-Party Administrators (TPAs), and 263 additional third-party agencies. Our stop loss insurance policies for self-funded benefits plans were sold to 795 business clients with 22,515 employees. In addition, we continued to maintain profitability while driving revenue growth of 71% year over year from fiscal year 2024 to fiscal year 2025.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals.

Recent Developments

Engaged Amazon Web Services (AWS) Advanced Tier Services Partner Ciklum to accelerate development of Health In Tech’s AI-Driven InsurTech platform.

Appointed former SAP and IBM executive Sri Rajagopalan as Chief Technology Officer to advance AI-driven Enterprise-Grade platform growth.

Appointed five-time founder Zain Hasan as Chief Growth Officer to accelerate revenue growth and scale distribution.

Introduced 100+ Pre-Configured Stop-Loss Self-funded Healthcare plans for employers, streamlining the renewal process and reducing cycle times.

Hosted the inaugural independent hitDavos InsurTech Summit during World Economic Forum Week 2026, driving brand visibility and global leadership engagement across the government, technology, healthcare, and finance sectors.

Key Factors Affecting our Performance

Our ability to retain and expand our network of brokers, TPAs, MGUs and other third-party agents.

While we generate our revenue primarily from employers and insurance carriers, we currently derive substantially all of our business through brokers, TPAs, and other third-party agents who provide referrals. As a result, the size of our network is critical to our success. We have experienced significant network growth since we commenced operations, and we believe we have the opportunity to continue to grow our network by providing superior innovation in automation, great client experience, competitive pricing, access to quality providers, and competitive insurance coverage relative to other insurers in the same geographic and insurance markets.

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

Number of Enrolled Employees (EEs) Medical Health Plan Billed

Our primary customer base consists of small business with 10 to 100 employees, and we have expanded to include businesses with more than 100 employees. Our service fee is billed to such business customers on a per enrolled employee (EE) per month (PEPM) basis, which ranges from $2 to $50 based on selected services — and generates underwriting revenue as a percentage of the monthly premium paid on a PEPM basis. Accordingly, we use the number of EEs as a key indicator of our market penetration and growth, as compared to simply tracking the total number of our business customers, which can vary depending on the number of employees (and their family) enrolled at the business customer. The number of EEs is an employment based count, and not only would include a single employee, but also an employee’s family (spouse and/or children), if the family is also insured on the plan.

The following table sets forth the number of EEs billed for the periods indicated:

	Fiscal Year Ended December 31,		Period-to-Period Change
	2025	2024	EEs	Percentage
Number of EEs billed (End of period)	22,515	18,348	4,167	23%

As of December 31, 2025, the number of enrolled employees reached 22,515, representing a 23% increase from 18,348 in the same period of 2024. This growth reflects strong market demand and the expanded adoption of our self-funded health plan solutions facilitated by continued channel expansion through brokers, TPAs and agencies, and expansion to large employers market.

Adjusted EBITDA

Adjusted EBITDA represents our net income before net interest expense, taxes and amortization expense, adjusted to eliminate stock-based compensation and provision for credit losses on other receivables. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Summary Consolidated Financial Data — Adjusted EBITDA” in this Report for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income, the most comparable GAAP measurements, respectively, for the years ended December 31, 2025 and 2024. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

Components of Operating Results

Revenues

While we generate our revenue primarily from employers and insurance carriers, we grow our business primarily from offering solutions that streamline sales processes, enhance service delivery, and reduce the sales cycle duration for TPAs, MGUs, and Brokers. We offer our services through our three subsidiaries. Program services provided by SMR and MGU activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Services provided by HI Card is an optional add-on to our other services, and it cannot be offered on a standalone basis. Brokers that utilize the program services on behalf of the employer provided by SMR and MGU activities provided by ICE, are not obligated to utilize our HI Card service. Currently ICE does not offer underwriting services as a standalone service. In the future, we may consider offering it as a standalone service.

(i)	SMR is a program manager specializing in customized self-funded benefits programs for businesses. It creates health plans, selects networks and manages vendors, and sets up benefits plans on the marketplace, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to businesses. Our offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers. The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of program selected by the broker. SMR’s fees are paid by employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

(iii)	HI Card provides medical claims access data and claims negotiation for SMR’s program members who select such services and provides 24/7 accessibility to all incurred medical data for employees who enroll in the HI Card service. Accordingly, all of the revenue we generate from HI Card is from SMR’s program members, which are enrolled employees of the employer. The revenue generated from HI Card is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee may vary depending on services or the network selected by the broker. Brokers are not obligated to utilize the HI Card service for the employers. HI Card’s fees are paid by employers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Fiscal Year Ended December 31,
	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$6,864,545	20.6%	$6,649,271	34.1%
Revenues from fees	26,462,966	79.4%	12,841,635	65.9%
SMR	26,462,966	79.4%	9,849,300	50.5%
HI Card	—	—%	2,992,335	15.4%
Total revenues	33,327,511	100.0%	19,490,906	100.0%

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

Research and development expenses

Research and development expenses primarily consist of personnel-related costs, including salaries, stock-based compensation expense and benefits for our research and development personnel. Additional expenses include costs related to research, design, and preliminary planning of new technology, as well as routine maintenance of its existing platform.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Fiscal Year Ended December 31,
	2025	% of revenue	2024	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$6,864,545	20.6%	$6,649,271	34.1%
Revenues from fees	26,462,966	79.4%	12,841,635	65.9%
SMR	26,462,966	79.4%	9,849,300	50.5%
HI Card	—	—%	2,992,335	15.4%
Total revenues	33,327,511	100.0%	19,490,906	100.0%

Cost of revenues	12,389,783	37.2%	4,051,439	20.8%
Gross profit	$20,937,728	62.8%	$15,439,467	79.2%

Operating expenses
Sales and marketing expenses	4,185,766	12.6%	3,158,257	16.2%
General and administrative expenses	13,654,262	41.0%	8,477,407	43.5%
Research and development expenses	1,569,262	4.7%	2,813,899	14.4%
Total operating expenses	19,409,290	58.3%	14,449,563	74.1%

Other income (expense):
Interest income	409,922	1.2%	122,885	0.6%
Interest expenses	—	—%	(495,000)	(2.5)%
Other income	118,399	0.4%	271,211	1.4%
Other expense	(382,587)	(1.1)%	—	—%
Total other income (expense), net	145,734	0.5%	(100,904)	(0.5)%

Income before income tax expense	$1,674,172	5.0%	$889,000	4.6%
Provision for income taxes	(395,330)	(1.2)%	(218,523)	(1.1)%
Net income	$1,278,842	3.8%	$670,477	3.5%
Other Financial Data:
Adjusted EBITDA(1)	$4,112,833	12.3%	$2,270,745	11.7%

(1)	We define adjusted EBITDA as net income before net interest expense, taxes and amortization expense, adjusted to eliminate stock-based compensation expense and provision for credit losses on other receivables. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Fiscal Year Ended December 31,
	2025	2024
Reconciliation from Net Income to Adjusted EBITDA:
Net income	$1,278,842	$670,477
Interest (income) expenses	(409,922)	372,115
Amortization expense	900,577	541,141
Income tax expense	395,330	218,523
Stock-based compensation expense	1,570,419	468,489
Provision for credit losses on other receivables	377,587	—
Total net adjustments	2,833,991	1,600,268
Adjusted EBITDA	$4,112,833	$2,270,745

Consolidated Balance Sheet Data

	December 31,
	2025	2024
Cash and cash equivalents	$7,669,754	$7,849,248
Accounts receivable, net	756,288	1,647,103
Other receivables, net	3,467,814	500,252
Software	6,530,894	3,962,461
Total assets	23,089,961	15,768,489
Total liabilities	5,977,896	2,599,461
Total stockholders’ equity	17,112,065	13,169,028

Cash and cash equivalents

As of December 31, 2025, the balance of cash and cash equivalents was $7,669,754, remaining relatively stable compared to $7,849,248 as of December 31, 2024.

Accounts receivable, net

As of December 31, 2025, the net accounts receivable decreased by $890,815 to $756,288, from $1,647,103 as of December 31, 2024. This reduction mainly resulted from process enhancements and automation of our accounts receivable (AR) process. The accounts receivable turnover period for the year ended December 31, 2025 was 14 days, representing a 15-day reduction from 29 days for the year ended December 31, 2024.

Other receivables, net

As of December 31, 2025, the net other receivables increased by $2,967,562 to $3,467,814, from $500,252 as of December 31, 2024. This increase was mainly attributable to the purchase of Deferred Administrative Surplus for $3,481,684 on March 18, 2025.

Software

As of December 31, 2025, the balance of software increased by $2,568,433 to $6,530,894, from $3,962,461 as of December 31, 2024. This increase was mainly attributable to a $3,469,010 investment in the expansion of eDIYBS systems and new software development, partially offset by a $900,577 increase in accumulated amortization for the year ended December 31, 2025. The expansion of eDIYBS systems to serve large size employers was completed in September 2025.

Total liabilities

As of December 31, 2025, the balance of total liabilities increased by $3,378,435 to $5,977,896, from $2,599,461 as of December 31, 2024. This increase was driven by the higher accounts payable and accrued expenses reflecting the expansion of our business scale. Notably, we achieved revenue growth of 71% year over year from fiscal year 2024 to fiscal year 2025, which led to higher liabilities in line with operational growth.

Total stockholders’ equity

As of December 31, 2025, the balance of total stockholders’ equity increased by $3,943,037 to $17,112,065, from $13,169,028 as of December 31, 2024. This increase was mainly attributable to our net income and stock-based compensation. Please refer to our Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of the Years Ended December 31, 2025 and 2024

Revenues

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	6,864,545	20.6%	6,649,271	34.1%	215,274	3.2%
Revenues from fees	26,462,966	79.4%	12,841,635	65.9%	13,621,331	106.1%
SMR	26,462,966	79.4%	9,849,300	50.5%	16,613,666	168.7%
HI Card	—	—%	2,992,335	15.4%	(2,992,335)	(100.0)%
Total revenues	33,327,511	100.0%	19,490,906	100.0%	13,836,605	71.0%

Revenues increased by $13.8 million, or 71.0%, to $33.3 million for the year ended December 31, 2025, from $19.5 million for the year ended December 31, 2024. This growth was primarily driven by continued channel expansion through brokers, TPAs and agencies, and expansion to large employers market.

Total billable enrolled employees increased 23% year over year to 22,515 as of December 31, 2025, compared to 18,348 in the same prior last year.

As the services provided by SMR and ICE are delivered as an interdependent and integrated solution, we evaluate their performance based on the total revenues generated. Revenues from underwriting modeling generated from ICE increased 3.2% to $6.9 million, compared to $6.6 million for the same period in 2024, reflecting expanding adoption of our solutions. Revenues from fees generated from SMR increased 106.1% to $26.5 million, compared to $12.8 million for the same period in 2024. Revenues from fees continue to outpace revenues from underwriting modeling as more employers prioritize higher-quality coverage and enhanced service offerings.

No revenues were generated from HI Card, for the year ended December 31, 2025, compared to $2.99 million for the same period in 2024. The service provided by HI card is an optional. We made strategic decisions to temporarily pause HI Card beta testing and prioritize tech resource to enhance eDIYBS platform which offers integrated services by SMR and ICE and delivers greater financial and process impacts. This disciplined allocation of resources has strengthened our near-term growth trajectory while positioning HI Card for a more robust relaunch. We currently expect to resume HI Card development early in the first quarter of 2026.

Cost of revenues

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	12,389,783	37.2%	4,051,439	20.8%	8,338,344	16.4%

Cost of revenues increased by $8.4 million to $12.4 million for the year ended December 31, 2025, from $4.0 million for the year ended December 31, 2024. As a percentage of revenue, cost of revenues increased to 37.2% for the year ended December 31, 2025, from 20.8% for the same period in 2024.

The increase was primarily attributable to higher captive management fees related to the new products and new channels launched in July 2024, as we continued to expand our business scale.

Sales and marketing expenses

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	4,185,766	12.6%	3,158,257	16.2%	1,027,509	(3.6)%

Sales and marketing expenses increased by 1.0 million to $4.2 million for the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024. As a percentage of revenue, sales and marketing expenses decreased 3.6% from 16.2% for the year ended December 31, 2024 to 12.6% for the year ended December 31, 2025. This reduction was primarily due to our channel partnership model, which continues to drive revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	5,253,471	15.8%	4,380,589	22.5%	872,882	(6.7)%
Administrative division	8,400,791	25.2%	4,096,818	21.0%	4,303,973	4.2%
Total General and administrative expenses	13,654,262	41.0%	8,477,407	43.5%	5,176,855	(2.5)%

We bifurcate general and administrative expenses as follows:

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

General and administrative expenses increased by $5.2 million to $13.7 million for the year ended December 31, 2025, from $8.5 million for the year ended December 31, 2024. The overall increase in general and administrative expenses for the year ended December 31, 2025 was primarily attributable to the increased expenses associated with being a public company of $3.0 million, including D&O insurance, board compensation, investor relations, media outreach, etc. However, as a percentage of revenue, general and administrative expenses decreased to 41.0% for the year ended December 31, 2025, from 43.5% for the same period in 2024. This decrease was primarily attributable to the improved operating leverage in our operations division, which was partially offset by increased expenses associated with being a public company.

Research and development expenses

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	1,569,262	4.7%	2,813,899	14.4%	(1,244,637)	(9.7)%

Research and development expenses that are not associated with software developments decreased by $1.2 million to $1.6 million for the year ended December 31, 2025, from $2.8 million for the year ended December 31, 2024. As a percentage of revenue, research and development expenses decreased to 4.7% for the year ended December 31, 2025, compared to 14.4% for the same period in 2024.

The costs associated with software developments that are capitalized increased by $1.7 million to $2.1 million for the year ended December 31, 2025, from $0.4 million for the same period in 2024. During 2025, our IT remained focused on developing new functionalities and features for this next-generation platform. The expansion of systems to serve large size employers was completed in September 2025.

Income before income tax expense

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income before income tax expense	1,674,172	5.0%	889,000	4.6%	785,172	0.4%

Income before income tax expense increased by $0.8 million to $1.7 million for the year ended December 31, 2025, from $0.9 million for the year ended December 31, 2024. This increase was primarily attributable to our strong revenue growth and disciplined cost management.

Provision for income taxes

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for income taxes	(395,330)	(1.2)%	(218,523)	(1.1)%	(176,807)	(0.1)%

Provision for income taxes increased by $0.2 million to $0.4 million for the year ended December 31, 2025, from $0.2 million for the year ended December 31, 2024. The increase in provision for income taxes was attributable to the increased income before income taxes, primarily driven by our strong revenue growth and disciplined cost management.

Adjusted EBITDA

	Fiscal Year Ended December 31,
	2025		2024		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	4,112,833	12.3%	2,270,745	11.7%	1,842,088	0.6%

Adjusted EBITDA increased by $1.8 million to $4.1 million for the year ended December 31, 2025, from $2.3 million for the year ended December 31, 2024. As a percentage of revenue, adjusted EBITDA was 12.3% for the year ended December 31, 2025, representing a modest increase compared to 11.7% for the same period in 2024. The increase in adjusted EBITDA was primarily attributable to robust revenue growth, driven by strong demand for our new product offerings facilitated by continued channel expansion through brokers, TPAs, and agencies.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash from operating activities, short-term loans, our IPO completed in December 2024, and our issuance of Series A Convertible Preferred Stock for $2 million to an institutional investor, which was converted into shares of Class A Common Stock in August 2023 on a one for one basis.

Our cash and cash equivalents as of December 31, 2025 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe that our cash generated from our operating activities will allow for us to continue as a going concern at least twelve months from the date of this Annual Report on Form 10-K.

Summary of Cash Flows

	Fiscal Year Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$3,133,813	$2,176,209
Investing activities	(3,125,921)	(836,755)
Financing activities	(187,386)	4,093,444
Increase (Decrease) in cash and cash equivalents	$(179,494)	$5,432,898

Operating Activities

Net cash provided by operating activities increased by $0.9 million to $3.1 million for the year ended December 31, 2025, compared to $2.2 million for the same period in 2024, primarily due to the growth in revenues, process improvements and the automation of our accounts receivable (AR) system. Cash provided by operating activities for the year ended December 31, 2025, principally resulted from our net income of $1.3 million, $7.0 million in adjustments for non-cash items primarily related to amortization, provision for refund liability and stock-based compensation expense, and offset by $5.2 million of cash used to fund changes in working capital, including a decrease in accounts receivable of $0.9 million, an increase in other receivables for Deferred Administrative Surplus of $3.3 million, an increase in prepaid expenses and other assets of $2.0 million, an increase in accounts payable and accrued expenses of $2.4 million, a decrease in income taxes payable of $0.2 million and a decrease in other current liabilities of $3.0 million.

Cash provided by operating activities for the year ended December 31, 2024, principally resulted from our net income of $0.7 million, $1.3 million in adjustments for non-cash items primarily related to amortization, amortization of debt discount and stock-based compensation expense, and $0.2 million of cash provided by changes in working capital, including a decrease in accounts receivable of $0.6 million, a decrease in other receivables of $1.2 million, an increase in prepaid expenses and other current assets of $0.5 million, a decrease in accounts payable and accrued expenses of $0.9 million and a decrease in income taxes payable of $0.2 million.

Investing Activities

Cash used in investing activities increased by $2.3 million to $3.1 million for the year ended December 31, 2025, compared to $0.8 million for the year ended December 31, 2024. The primary use of cash used in investing activities in 2025 and 2024 was related to the development of our proprietary AI-enabled platform, reflecting our continued investment in enhancing all our technology platforms.

Financing Activities

Net cash used in financing activities was $0.2 million for the year ended December 31, 2025, compared to $4.1 million of net cash provided by financing activities for the year ended December 31, 2024. The decrease was primarily driven by $8.2 million in proceeds from the issuance of Class A common stock in connection with our IPO during 2024, net of underwriting discounts and commissions. Cash used in financing activities for the year ended December 31, 2025 consisted primarily of payments of deferred offering costs for our public offering. Cash used in financing activities for the year ended December 31, 2024 consisted primarily of $2.0 million payments of deferred offering costs and $2.1 million repayments of notes payable.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligation as of December 31, 2025. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligation	152,492	86,312	66,180	—	—

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. We also have other key accounting policies, none of these policies or estimates are considered critical accounting policies or critical accounting estimates.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024. We have adopted this accounting pronouncement on the accompanying financial statements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

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

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, Intangibles — Goodwill and Other: Internal-Use Software (“ASC 350-40”). The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is allowed. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. Currently, we are assessing the potential impact of this guidance on our consolidated financial statement disclosures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2025. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as an emerging growth company, a smaller reporting company, and a non-accelerated filer, our independent registered public accounting firm is not required to issue such an attestation report.

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and has concluded that such internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of March 25, 2026:

Name	Age	Position
Executive Officers
Tim Johnson	60	Chief Executive Officer and Director
Julia (LinLin) Qian	51	Chief Financial Officer and Director
Jonathan (Del) Lockett	65	Chief Strategy Officer
Dustin Plantholt	42	Chief AI & Marketing Officer
Lori Babcock	62	Chief of Staff
Zain Hasan	38	Chief Growth Officer
Michael Clarkson	51	Chief Information Security Officer
Sri Rajagopalan	57	Chief Technology Officer
Board of Directors (Non-Employee)
William D. Howard	66	Director
Sanjay Shrestha	52	Director
Timothy Hayes	77	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Executive Officers

Tim Johnson

Mr. Johnson has served as our Chief Executive Officer and as a member of our board of directors since the Company’s formation. Mr. Johnson has over 30 years of experience in the insurance industry, with a background spanning both the carrier and brokerage sides of the business. Prior to founding the Company, Mr. Johnson held positions at Liberty Mutual, Cottingham & Butler and AIG, and has founded multiple companies in the medical insurance sector.

Mr. Johnson has deep expertise in stop-loss insurance and self-funded benefits solutions. Mr. Johnson received his Master of Business Analytics from Missouri Western State College in 1988. We believe Mr. Johnson is qualified to serve as a member of our board of directors based on his role as a founder of the Company and his significant experience in the insurance services industry.

Julia (LinLin) Qian

Ms. Qian has served as our Chief Financial Officer since September 2022 and as a member of our board of directors since April 2024. Ms. Qian is responsible for the Company’s financial accounting and capital markets activities. Prior to joining the Company, Ms. Qian served as Managing Director at The Blueshirt Group from December 2018 to September 2022. Previously, she held various leadership roles at Citi Group from April 2012 to November 2018, including Senior VP of Citi FinTech, Senior VP of US retail banking and distribution, Global Consumer Bank strategy lead and regional director of secured lending (Asia). Ms. Qian has over 20 years of experience in financial services, international capital markets and global organizations. Ms. Qian received her Bachelor in International Accounting from Shanghai University of Finance and Economics in 1995 and her Master of Business Administration from Shanghai Jiaotong University in 2003.

Jonathan (Del) Lockett

Mr. Lockett has served as our Chief Strategy Officer since March 2025. Previously, he served as our Chief Operating Officer from January 2022 to March 2025 and originally joined the Company as National Sales Director in June 2019. In his current role, Mr. Lockett is responsible for new business development, software-as-a-service initiatives, and market expansion.

Prior to joining the Company, Mr. Lockett was owner and operator at Sawgrass Benefit Consultants and President and Director of Operations at Claim Doc, Inc. where he was also a member of the board of directors. Mr. Lockett began his career in the financial software development industry and studied Information Technology, Accounting, Economics at Virginia Commonwealth University from 1980 to 1983 and Business Administration at Richard Bland College, College of William and Mary from 1978 to 1983.

Dustin Plantholt

Mr. Plantholt has served as our Chief AI & Marketing Officer since September 2025, and previously served as our Chief Growth Officer from March 2025 to August 2025. He is responsible for enterprise-wide artificial intelligence initiatives and marketing strategy.

Mr. Plantholt has over 20 years of experience in insurance, technology, and media. Prior to joining the Company, Mr. Plantholt served as Chief Executive Officer at BlockBuzz Inc., a strategy, media and partnership advisory company, since November 2018. Previously, he served as Chief Executive Officer at Life’s Tough Media from July 2019 to June 2023, Senior Editor at Forbes Monaco from September 2021 to February 2023, Executive Vice President at Optimed Health, Inc. from September 2017 to November 2018, and Chief Sales & Marketing Officer at Evergreen Health, Inc. from October 2016 to September 2017. Mr. Plantholt received his Doctorate in International Relations and Journalism from Anania Shirakatsi University of International Relations in 2024 and his Doctorate of Business Administration in Data Science and Artificial Intelligence from Asomi College of Sciences in 2026.

Lori Babcock

Ms. Babcock has served as our Chief of Staff since September 2022. Ms. Babcock’s areas of responsibility include staffing, account executive, and human resources. Prior to joining the Company, Ms. Babcock was the Controller at Stone Mountain Risk from August 2011 to August 2022. Ms. Babcock attended Washburn University until 1983.

Michael Clarkson

Mr. Clarkson has served as our Chief Information Security Officer since November 2025. Prior to assuming this role, he served as an advisor to the Company from July to October 2025. Mr. Clarkson is responsible for oversight of the Company’s cybersecurity, compliance, and enterprise risk programs, including security governance, regulatory compliance, and data protection across all business lines.

Mr. Clarkson has over 20 years of experience in cybersecurity leadership and infrastructure strategy. Prior to joining the Company, Mr. Clarkson served as a Virtual Chief Information Security Officer, providing cybersecurity, regulatory compliance, and risk advisory services to organizations in the healthcare, insurance, and financial services sectors through his work as a consultant with TEKConn, Inc. from April 2022 to July 2025. Mr. Clarkson served as Principal Architect, Data at ADP from October 2018 to March 2022, where he led network design, security architecture, and public and private cloud initiatives, focusing on enterprise data architecture, resiliency, and large-scale infrastructure strategy. Mr. Clarkson served as Manager of Systems at Bloomberg LP from March 2011 to May 2018, where he was responsible for managing and supporting high-availability production infrastructure. Mr. Clarkson holds the Certified Information Systems Security Professional (CISSP) designation.

Zain Hasan

Mr. Hasan has served as Health In Tech’s Chief Growth Officer since December 2025 and previously served as the Company’s Head of Revenue and Growth Leadership from September 2025 to December 2025. He is responsible for the Company’s growth strategy, including go-to-market execution, organic revenue growth initiatives, and mergers and acquisitions activity. His responsibilities include oversight of the Company’s sales, marketing, partnerships, and revenue operations functions.

Mr. Hasan has over 15 years of experience in the employee benefits and insurance industry, Prior to joining HIT, he founded and served as chief executive officer of several companies in the insurance and employee benefits sector. Most recently, Mr. Hasan Mr. Hasan founded Quantas Advisors (formerly Risk Transfer Advisory Group, or “RTA”) in October 2020, and built it into a national employee benefits agency. During his tenure, Mr. Hasan executed a consolidation strategy that included a recapitalization with a private equity sponsor and the completion of multiple strategic acquisitions. He also founded ZSH Ventures, LLC and WayRoll HR, each of which has since merged into RTA, in December 2021. Mr. Hasan received his Bachelor’s degree in Biological Sciences from the University of Georgia in 2010. He is a Certified Self-Funding Specialist (CSFS), an ELAP Certified Advisor, and holds a 2-15 insurance license.

Sri Rajagopalan

Mr. Rajagopalan has served as Health In Tech’s Chief Technology Officer since February 2026 and previously served as the Company’s Interim CTO from November 2025 to February 2026. Mr. Rajagopalan oversees end-to-end product engineering and enterprise platform operations. He is responsible for advancing Health In Tech’s next-generation technology architecture and AI development roadmap and embedding artificial intelligence, automation, and data intelligence across underwriting, claims, and benefits administration workflows. His mandate includes building, scaling, and optimizing the Company’s cloud-native, enterprise-grade platforms to enhance performance, security, interoperability, and scalability and position Health In Tech to execute on its long-term enterprise vision and forthcoming strategic growth initiatives.

Mr. Rajagopalan is a technology executive with global experience in software engineering, cloud transformation, enterprise architecture, data and AI platforms. Prior to joining the Company, Mr. Rajagopalan served as Senior Vice President of Software Engineering at Net Health from January 2024 to October 2025; Senior Vice President of Platform Engineering and Enterprise Architecture at Zelis from November 2021 to July 2023; Executive Architect Consultant at SAP’s Customer Innovation Office in 2021; Vice President of Software Engineering and Chief Architect at Greenway Health from July 2019 to November 2020; and held multiple senior leadership roles at SAP from August 2006 to June 2019 after serving as Global Enterprise Architect in the CIO Office at IBM & Lenovo International from January 2002 to August 2006. Mr. Rajagopalan completed the Executive Management Program (CTO Track) from the Wharton School of Business in December 2022 and received a Master of Science degree in Chemical Engineering from Lamar University in 1993. He is a TOGAF Certified Master IT Architect and IBM Certified IT Architect.

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

Sanjay Shrestha

Mr. Shrethsa has served as an independent director since April 2025. Mr. Shrestha has served as the President of PLUG POWER INC (PLUG) since November 2024. Mr. Shrestha previously served as General Manager, Energy Solutions from January 2021 to November 2024 and as Chief Strategy Officer and Executive Vice President from April 2019 to January 2021. Prior to joining Plug Power, Mr. Shrestha served as the Chief Investment Officer of Sky Solar Holdings, which owned and operated solar projects in Japan, Europe and the Americas, and President of Sky Capital America, which owned and operated solar projects in North and South America, since 2015. Under his leadership, Sky Capital America built and acquired over 100MW of operating solar assets and secured a pipeline over 100MW. He also sourced various types of financing solutions to support this growth, including project debt, construction equity and long-term equity. Before Sky Capital America, he led the renewables investment banking effort at FBR Capital Markets (now known as B. Riley Financial, Inc.) since 2013. During 2014, and under his leadership, the firm was ranked among the top renewable energy underwriters in the United States. Prior to joining FBR Capital Markets, Mr. Shrestha was the global head of renewables research coverage at Lazard Capital Markets. During his tenure at Lazard Capital Markets, he was a member of the Institutional Investor All America Research team and was also ranked as one of the top five stock pickers on a global basis. Prior to Lazard Capital Markets, Mr. Shrestha was at First Albany Capital, where he built the firm’s renewables and industrial research practice. Mr. Shrestha serves as an independent director on the board of directors of Fusemachines, an artificial intelligence talent and education solutions company. Mr. Shrestha currently serves on the board of directors of AccionaPlug S.L., which is the Company’s joint venture with Acciona Generación Renovable, S.A., and Hidrogenii, which is the Company’s joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation.

Mr. Shrestha received a Bachelor of Science in Business from College of St Rose in 1997. We believe that Mr. Shrestha’s experience leading growth strategies in the technology sector, his leadership in scaling platform businesses and deep understanding of emerging technologies make him well qualified to serve as our director.

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

Board Composition

Our board of directors consists of five (5) members.

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

Audit Committee

Our audit committee is comprised of William Howard, Sanjay Shrestha and Timothy Hayes, with Timothy Hayes serving as chair of the committee. Our board of directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the applicable Nasdaq rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Timothy Hayes qualifies as an audit committee financial expert under Item 407 of Regulation S-K. We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

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

Compensation Committee

Our compensation committee is comprised of William Howard, Sanjay Shrestha and Timothy Hayes, with Sanjay Shrestha serving as chair of the committee. Each member of this committee will be a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. The composition of our compensation committee meets the requirements for independence under the Nasdaq listing standards, including the applicable transition rules. We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

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

Nominating and Governance Committee

Our nominating and governance committee is comprised of William Howard, Sanjay Shrestha and Timothy Hayes, with William Howard serving as the chair of the committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows all of the compensation awarded to or earned by or paid to our three most highly compensated executive officers for 2024 and 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stocks Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tim Johnson	2025	420,000	—	394,880	—	—	814,880
Chief Executive Officer	2024	420,000	46,500	—	—	—	466,500
Julia (Linlin) Qian	2025	360,000	—	370,240	—	—	730,240
Chief Financial Officer	2024	360,000	47,500	—	—	—	407,500
Dustin Plantholt	2025	231,667	—	182,780	—	2,632	417,079
Chief AI & Marketing Officer	2024	—	—	—	—	—	—

Employment Agreements

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

Summary of Employment Agreement with Dustin Plantholt

Under the terms of Mr. Plantholt’s employment agreement dated March 17, 2025, Mr. Plantholt is entitled to an annual base salary of $280,000. Effective November 2025, his annual base salary was increased to $340,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Lori Babcock

Under the terms of Ms. Babcock’s employment agreement dated July 27, 2023, Ms. Babcock is entitled to an annual base salary of $230,000. Effective October 2025, her annual base salary was increased to $250,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Zain Hasan

Under the terms of Mr. Hasan’s employment agreement dated December 26, 2025, Mr. Hasan is entitled to an annual base salary of $250,000 and a minimum sales commission of $200,000 for the first twelve months. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Michael Clarkson

Under the terms of Mr. Clarkson’s employment agreement dated October 31, 2025, Mr. Clarkson is entitled to an annual base salary of $240,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Summary of Employment Agreement with Sri Rajagopalan

Under the terms of Mr. Rajagopalan’s employment agreement dated October 2, 2025, Mr. Rajagopalan is entitled to an annual base salary of $300,000. Effective February 2026, his annual base salary was increased to $330,000. The remainder of the terms of the employment agreement are substantially the same as the terms of Mr. Johnson’s employment agreement summarized above.

Outstanding Equity Awards as of December 31, 2025

The following table presents the outstanding equity incentive plan awards held by the named executive officers as of December 31, 2025.

	Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable*(2)	Option Exercise Price Per Share ($)*	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested*		Market Value of Shares or Units of Stock that Have Not Vested ($)(6)
Tim Johnson	7/1/2023	678,003	56,704	0.71	7/1/2028	7/1/2023	18,796	(3)	29,886
						8/15/2025	34,000	(4)	54,060
						9/24/2025	73,334	(5)	116,601
Julia (Linlin) Qian	7/1/2023	654,806	56,704	0.71	7/1/2028	7/1/2023	18,796	(3)	29,886
						8/15/2025	27,000	(4)	42,930
						9/24/2025	73,334	(5)	116,601
Dustin Plantholt						9/24/2025	45,833	(5)	72,874

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.
(1)	The awards were granted under the 2022 Plan and the 2024 Plan, the terms of which are described below under “— 2022 Equity Incentive Plan” and “— 2024 Equity Incentive Plan,” Respectively.
(2)	These options have vesting conditions that require a certain duration of services from the grantee following our initial public offering.
(3)	These shares of restricted stock were granted under the 2022 Plan and have vesting conditions that require a certain duration of services from the grantee following our initial public offering.
(4)	These shares of restricted stock were granted under the 2024 Plan. They vest 50% upon achievement of each of two independent performance milestones. Each tranche vests ratably monthly over 12 months following the applicable milestone date, subject to continuous service.
(5)	These shares of restricted stock were granted under the 2024 Plan. They vest upon sequential achievement of three performance milestones. One-third vests following each milestone, and each tranche vests ratably monthly over 12 months, subject to continuous service. These restricted stock awards vest upon sequential achievement of three performance milestones. One-third vests following each milestone, and each tranche vests ratably monthly over 12 months, subject to continuous service.
(6)	Market value of restricted stock shares that have not vested is based on the closing price of our Class A common stock on Nasdaq on December 31, 2025, which was $1.59 per share.

2022 Equity Incentive Plan

On June 4, 2024, we effected a 1.5-for-1 stock split of our common stock. All share, restricted stock, stock options and per share information throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

On December 21, 2022, we adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provided for the issuance of 4,501,683 shares of our Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. As of the date of this Annual Report on Form 10-K, we have granted an aggregate of 1,145,182 shares of restricted stock and 2,320,505 options to various key employees, directors, and consultants under the 2022 Plan. Upon the consummation of our initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the restricted stock and options outstanding in the plan as of December 31, 2025. There are no shares reserved for future issuance in the 2022 Plan.

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

Grant of Awards; Shares Available for Awards. The 2024 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to directors, officers, employees and nonemployee consultants of Health In Tech, Inc. or its affiliates. The aggregate number of shares of Class A Common Stock and Class B Common Stock reserved and available for grant and issuance under the 2024 Plan is 10,677,849 and 2,000,000, respectively. No more than 4,501,683 shares of Class A Common Stock in the aggregate may be issued under the 2024 Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the 2024 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2024 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2024 Plan. The 2024 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the board of directors. The board of directors in its discretion may terminate the 2024 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2024 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

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

Non-Employee Director Compensation

Our policy with respect to the compensation payable to our non-employee directors provides that each non-employee director will be eligible to receive compensation for his or her service consisting of cash and equity awards, including an annual board retainer of $120,000 with $40,000 in cash and $80,000 in the form of restricted stock granted in quarterly installments, subject to continued service through each vesting date. Chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees will receive $20,000, $10,000 and $10,000 per year, respectively. We intend to pay cash retainer and committee fees at the end of each quarter and grant equity awards in quarterly installments for continuing directors. Equity grants are prorated for new directors from date of appointment until the next annual meeting.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors will also be entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Articles of Incorporation and Bylaws.

The following table provides the compensation earned by our non-employee directors during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Timothy Hayes	61,452	99,998	—	161,450
William D. Howard	51,210	99,998	—	151,208
Sanjay Shrestha	31,534	99,998	—	131,532
Chike Umemezia (3)	38,979	80,000	—	118,979
Lynn Liang (4)	35,968	—	—	35,968

(1)

Amounts in this column represent the aggregate grant date fair value of stock awards made to our non-employee directors in fiscal year 2025. These awards were reflected in our consolidated financial statements, based upon the applicable accounting guidance, at the fair market value of our Common Stock on the date of grant.

(2)	Portion of the restricted stock award vested pro rata upon the 2025 Annual Meeting of Shareholders and the remaining unvested portion was forfeited.

(3)	Mr. Chike Umemezia was not re-elected at the 2025 Annual Meeting of Shareholders and ceased service as a non-employee director.

(4)	Ms. Lynn Liang resigned from the Board effective April 18, 2025.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Equity awards are discretionary and are generally granted to our named executive officers and our employees on an ad hoc basis after approval of our board of directors, and after our initial public offering, by the compensation committee. We intend to grant equity awards at each annual meeting for continuing directors. Equity grants will be prorated for new directors from date of appointment until the next annual meeting. Our compensation committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation Committee Report

The compensation committee of the Board has furnished the following report during the year ended December 31, 2025. The report is not deemed to be “soliciting material” or “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into any such filing.

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

Sanjay Shrestha (Chair)

William Howard

Timothy Hayes

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of March 25, 2026 regarding the beneficial ownership of our voting securities by:

●	each person who is known by us, based solely on a review of public filings that is the beneficial owner of more than 5% of any class of our outstanding voting securities;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 48,258,276 shares of Class A Common Stock, including 45,379,005 shares of Class A Common Stock outstanding and 2,879,271 shares of restricted stock outstanding, and upon 11,700,000 shares of Class B Common Stock.

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

The address of each holder listed below, except as otherwise indicated, is c/o Health In Tech, Inc., 701 S. Colorado Ave, Suite 1, Stuart, FL 34994.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock**	% of Class A Common Stock	Number of Shares of Class B Common Stock**(2)	% of Class B Common Stock	% of Total Voting Power
Tim Johnson(3)	24,241,920	49.52%	9,000,000	76.92%	68.84%
Julia (LinLin) Qian(4)	9,797,537	20.02%	2,700,000	23.08%	22.18%
Jonathan (Del) Lockett(5)	235,428	*	—	—	*
Dustin Plantholt(6)	64,000	*	—	—	*
Lori Babcock(7)	223,369	*	—	—	*
Zain Hasan(8)	220,000	*	—	—	*
Michael Clarkson(9)	8,000	*	—	—	*
Sri Rajagopalan(10)	20,000	*	—	—	*
William D. Howard	106,045	*	—	—	*
Timothy Hayes	106,045	*	—	—	*
Sanjay Shrestha	68,735	*	—	—	*

All directors and executive officers as a group (11 individuals)	35,091,079	71.72%	11,700,000	100.00%	91.64%

*	Less than 1%.

**	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

(1)	The address of each holder listed above, except as otherwise indicated, is c/o Health In Tech, Inc., 701 S. Colorado Ave, Suite 1, Stuart, FL 34994. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Each share of Class B Common Stock is entitled to ten votes and is convertible at any time into one share of Class A Common Stock.

(3)	Includes 1,116,987 shares of restricted stock and 692,179 shares underlying stock options. Excludes 42,528 shares underlying stock options that vest after 60 days following the date hereof.

(4)	Includes 1,109,987 shares of restricted stock and 668,982 shares underlying stock options. Excludes 42,528 shares underlying stock options that vest after 60 days following the date hereof.

(5)	Includes 14,554 shares of restricted stock and 141,889 shares underlying stock options. Excludes 23,196 shares underlying stock options that vest after 60 days following the date hereof.

(6)	Includes 43,055 shares of restricted stock.

(7)	Includes 5,793 shares of restricted stock and 156,191 shares underlying stock options. Excludes 19,332 shares underlying stock options that vest after 60 days following the date hereof.

(8)	Includes 216,666 shares of restricted stock.

(9)	Includes 5,333 shares of restricted stock.

(10)	Includes 18,333 shares of restricted stock.

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2025. All outstanding awards relate to the Company’s Class A common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders. (1)	2,151,947	$0.76	8,195,051	(2)

(1)	The equity compensation plans approved by stockholders consist of our 2022 Plan and 2024 Plan.

(2)	Consists of shares available for future issuance under the 2024 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2024, to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2025 and 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

Related Party Agreements

Related Party Transaction

There were no related party transactions during the years ended December 31, 2025 and 2024. No related party balances existed as of December 31, 2025 and 2024.

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

Indemnification Agreements

We entered into indemnification agreements with each of our executive officers and directors in December 2024. We may, in our sole discretion, enter into indemnification agreements with executive officers and directors appointed or elected subsequent to December 2024. No such agreements were entered into with new executive officers or directors during the year ended December 31, 2025. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Nevada law, subject to certain exceptions contained in those agreements.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by Malone Bailey, our registered independent public accounting firms, for 2025 and 2024 for the categories of services indicated.

	Fiscal Year Ended December 31,
	2025	2024
Audit fees	$425,300	$611,717
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$425,300	$611,717

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and review of our registration statement on Form S-1 relating to our public offerings.

Audit Committee Pre-Approval Policies

The audit committee of our Board is directly responsible for the appointment, retention and termination, and for determining the compensation, of our independent registered public accounting firm. The audit committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the PCAOB), except that pre-approval is not required for the provision of non-audit services if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The audit committee may delegate to the chairperson of the Audit Committee the authority to grant pre-approvals for audit and non-audit services, provided such approvals are presented to the audit committee at its next scheduled meeting. All services provided Malone Bailey during fiscal year 2025 were pre-approved by the audit committee in accordance with the pre-approval policy described above.

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

(2) Financial Statement Schedules

See index to financial statements on page F-1. All schedules have been omitted because they are not required or are not applicable.

(3) Exhibits

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2(2)	Third Amended and Restated Bylaws of Health In Tech, Inc.
4.1(1)	Description of Securities
10.1+(3)	Employment Agreement between Health In Tech, Inc. and Tim Johnson dated July 27, 2023.
10.2+(3)	Employment Agreement between Health In Tech, Inc. and Linlin Qian dated July 27, 2023.
10.3+(1)	Employment Agreement between Health In Tech, Inc. and Chris Kurtenbach dated March 17, 2025.
10.4+(3)	Employment Agreement between Health In Tech, Inc. and Jonathan (Del) Lockett dated July 27, 2023.
10.5+(3)	Employment Agreement between Health In Tech, Inc. and Lori Babcock dated July 27, 2023.
10.6+(3)	Employment Agreement between Health In Tech, Inc. and Imran Yousuf dated July 16, 2024.
10.7+(4)	Form of Indemnification Agreement between the Company and each of its directors and executive officers.
10.8+(3)	Health In Tech, Inc. 2024 Equity Incentive Plan.
10.9+(3)	Form of Restricted Stock Purchase Agreement.
10.10+(5)	Health in Tech Equity Incentive Plan, as amended.
10.11(5)	Form of Lock-Up Agreement.
10.12(4)	Underwriting Agreement dated as of December 20, 2024 between the Company and American Trust Investment Services, Inc.
10.13+(1)	Employment Agreement between Health In Tech, Inc. and Dustin Plantholt dated March 17, 2025.
19.1(1)	Insider Trading Policy.
21.1(3)	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97(1)	Clawback Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025.
(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 30, 2024.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2024.
(5)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 24, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on March 25, 2026.

HEALTH IN TECH, INC.

By:	/s/ Tim Johnson
Name:	Tim Johnson
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Johnson	Chairman and Chief Executive Officer and Director	March 25, 2026
Tim Johnson	(Principal Executive Officer)

/s/ LinLin Qian	Chief Financial Officer and Director	March 25, 2026
LinLin Qian	(Principal Financial and Accounting Officer)

/s/ William D. Howard	Director	March 25, 2026
William D. Howard

/s/ Sanjay Shrestha	Director	March 25, 2026
Sanjay Shrestha

/s/ Timothy Hayes	Director	March 25, 2026
Timothy Hayes

Health In Tech, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Health In Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health In Tech, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

March 25, 2026

Health In Tech, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$7,669,754	$7,849,248
Accounts receivable, net	756,288	1,647,103
Loans receivable, net	815,995	—
Other receivables, net	3,467,814	500,252
Deferred offering costs	170,977	—
Prepaid expenses and other current assets	3,280,148	787,161
Total current assets	16,160,976	10,783,764
Non-current assets
Software	6,530,894	3,962,461
Loans receivable, net	—	815,995
Operating lease – right of use assets	139,940	206,269
Long-term prepaid expenses	258,151	—
Total non-current assets	6,928,985	4,984,725
Total assets	$23,089,961	$15,768,489

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$4,188,811	$1,858,840
Income taxes payable	—	205,253
Operating lease liabilities – current	76,195	66,881
Other current liabilities	891,598	—
Total current liabilities	5,156,604	2,130,974
Non-current liabilities
Deferred tax liabilities	757,675	328,676
Operating lease liabilities – non-current	63,617	139,811
Total non-current liabilities	821,292	468,487
Total liabilities	5,977,896	2,599,461

Commitments and contingencies (Note 6)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized 46,006,000 and 42,914,870 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively*	46,006	42,915

Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 and 22,500,000 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively*	11,700	11,700
Additional paid-in capital*	11,834,121	9,173,017
Retained earnings	5,220,238	3,941,396
Total stockholders’ equity	17,112,065	13,169,028
Total liabilities and stockholders’ equity	$23,089,961	$15,768,489

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended December 31,
	2025	2024
Revenues
Revenues from underwriting modeling (ICE)	$6,864,545	$6,649,271
Revenues from fees	26,462,966	12,841,635
SMR	26,462,966	9,849,300
HI Card	—	2,992,335
Total revenues	33,327,511	19,490,906

Cost of revenues	12,389,783	4,051,439

Gross profit	20,937,728	15,439,467

Operating expenses
Sales and marketing expenses	4,185,766	3,158,257
General and administrative expenses	13,654,262	8,477,407
Research and development expenses	1,569,262	2,813,899
Total operating expenses	19,409,290	14,449,563

Other income (expense):
Interest income	409,922	122,885
Interest expenses	—	(495,000)
Other income	118,399	271,211
Other expense	(382,587)	—
Total other income (expense), net	145,734	(100,904)

Income before income tax expense	$1,674,172	$889,000

Provision for income taxes	(395,330)	(218,523)

Net income	$1,278,842	$670,477

Net income per share*:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average common stocks outstanding*:
Basic	55,843,821	51,839,329
Diluted	57,742,798	53,662,677

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares*	Amount*	Shares*	Amount*	Capital*	Earnings	Equity
Balance as of December 31, 2023	29,269,358	$29,269	22,500,000	$22,500	$2,770,538	$3,270,919	$6,093,226
Conversion of Class B common stock to Class A common stock	10,800,000	10,800	(10,800,000)	(10,800)	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	2,300,000	2,300	—	—	5,934,536	—	5,936,836
Stock-based compensation	545,512	546	—	—	467,943	—	468,489
Net income	—	—	—	—	—	670,477	670,477
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Issuance of common stock upon exercise stock options	33,000	33	—	—	23,397	—	23,430
Stock-based compensation	3,058,130	3,058	—	—	2,637,707	—	2,640,765
Net income	—	—	—	—	—	1,278,842	1,278,842
Balance as of December 31, 2025	46,006,000	$46,006	11,700,000	$11,700	$11,834,121	$5,220,238	$17,112,065

*	Shares, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,278,842	$670,477
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(16,234)	1,878
Amortization expense	900,577	541,141
Provision for refund liability	3,891,598	—
Provision for credit losses on other receivables	377,587	—
Deferred tax expenses (benefits)	428,999	(93,304)
Amortization of debt discount	—	495,000
Interest income	(64,000)	(63,996)
Stock-based compensation expense	1,570,419	468,489
Changes in operating assets and liabilities:
Accounts receivable	907,049	586,685
Other receivables	(3,345,149)	1,180,848
Prepaid expenses and other assets	(1,948,184)	(514,242)
Operating lease right-of-use assets and liabilities, net	(551)	1,889
Accounts payable and accrued expenses	2,358,113	(851,963)
Income taxes payable	(205,253)	(246,693)
Other current liabilities	(3,000,000)	—
Net cash provided by operating activities	3,133,813	2,176,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(3,189,921)	(900,755)
Interest received from loans receivable	64,000	64,000
Net cash used in investing activities	(3,125,921)	(836,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock in connection with initial public offering, net of underwriting discounts and commissions	—	8,214,000
Proceeds from stock option exercises	23,430	—
Payments of deferred offering costs	(210,816)	(1,975,556)
Repayments of notes payable	—	(2,145,000)
Net cash provided by (used in) financing activities	(187,386)	4,093,444

Increase (decrease) in cash and cash equivalents	(179,494)	5,432,898
Cash and cash equivalents, beginning of year	7,849,248	2,416,350
Cash and cash equivalents, end of year	7,669,754	7,849,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$830,726	$558,521

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$—	$39,839
Accrued development of software included in accounts payable and accrued expenses	$38,363	$50,000
Issuance of Class A common stock for future service	$1,219,300	—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$2,277,164
Stock-based compensation capitalized for software development	$290,726	$—

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

The Company’s consolidated financial statements include the accounts of HIT and its wholly owned subsidiaries.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its fully owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment from continuing operations at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of December 31, 2025 and December 31, 2024, the Company did not have a material balance of long-lived assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Significant items subject to such estimates and assumptions include, but are not limited to, accounts receivable allowance for revenue billing changes driven by headcount changes during the billable period, allowance for credit losses, useful lives of software, variable consideration of revenues from underwriting modeling and stock-based compensation expense. It is at least reasonably possible that the estimates of the effect of conditions, situations or sets of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit with original maturities less than three months, which are unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended December 31, 2025 and 2024. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

For the year ended December 31, 2025, one stop-loss insurance carrier (“Carrier A”) individually represented greater than 10% of Company’s total gross revenues, accounting for 27.3% of total gross revenues. The Company began this relationship in August 2024. The amount due from Carrier A was approximately 47.1% of accounts receivable as of December 31, 2025. For the year ended December 31, 2024, a different stop-loss insurance carrier (“Carrier B”) individually represented greater than 10% of the Company’s total gross revenues, accounting for 27.2% of total revenues. The amount due from Carrier B was approximately 26.5% of accounts receivable as of December 31, 2024. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Revenues from Business Employers Customers

The Company does not have significant concentrations of revenues from any of its business employer customers. The Company has a diversified customer base and did not have any business employer that accounted for more than 1.5% or 1.0% of the Company’s total gross revenues for the years ended December 31, 2025 and 2024, respectively. No business employers accounted for more than 3.5% or 2.0% of accounts receivable, net as of December 31, 2025 and 2024, respectively.

Concentration of Cost of Revenues Service Providers

For the year ended December 31, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 77.6%, 5.8% and 4.8% of the Company’s cost of revenues, respectively. As of December 31, 2025, they accounted for 62.2%, 3.4% and 0.0% of accounts payable balance, respectively. For the year ended December 31, 2024, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) represented 10.6%, 61.2% and 8.3% of the Company’s cost of revenues, respectively. As of December 31, 2024, these three primary service providers accounted for 36.8%, 16.0% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact to the Company’s operations.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes one 3rd party Artificial Intelligence (“AI”) data service providers. For the year ended December 31, 2025, this provider accounted for 5.8% of the Company’s cost of revenues. As of December 31, 2025, this provider accounted for 3.4% of accounts payable balance. For the year ended December 31, 2024, the Company’s two providers presented 8.3% and 2.4% of the Company’s cost of revenues, respectively. As of December 31, 2024, no balance was due to these two providers. The Company previously utilized these AI data services companies as the pricing in which to procure the services was more advantageous than utilizing other vendors within this sector. While the Company historically utilized these two AI data service companies, the Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during 2025 and 2024. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2024, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2024. Upon its expiration, the Company entered into a new 12-month short-term lease agreement with a different lessor, commencing in December 2025. The Company had one lease classified as short-term leases as of December 31, 2025 and 2024, respectively.

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of December 31, 2025 and 2024, respectively.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2024, the Company made monthly contra revenue provision which was 0.8% of total revenues. The provision for customers ending their 12-month plan with balances of less than $10,000 as of December 31, 2024 without completion of reconciliation was $91,799. The total provision amounted to $249,285 or 1.3% of total revenues for the year ended December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $185,560 as of December 31, 2024. During the year ended December 31, 2025, the Company completed reconciliations for customer policies that ended as of December 31, 2024. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $0 as of December 31, 2025. Starting from January 2025, the Company’s monthly revenue provision was 1.3% of total revenues, which was based on the full review of 2024 revenue adjustments. The provision for customers ending their 12-month plan as of December 31, 2025 without completion of reconciliation was $143,251. The total provision amounted to $634,982 or 1.7% of total revenues for the year ended December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $287,651 as of December 31, 2025. This incorporates three separate categories:

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

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Other Receivables, net

Certain business customers elect to receive a discount on premiums payable to carriers. In return, carriers can collect and retain these customers’ positive claim fund balance amounts. The positive claim fund is maintained in a designated account specifically earmarked for claims, held by the employer, known as “Deferred Administrative Surplus.” As the platform company, the Company tracks and processes claims for carriers. With necessary information for collection available on our platform, the Company signed an agreement on December 28, 2023 with the third-party Roscommon Captive Management and Roscommon Insurance Company (collectively the “Carrier”), to purchase the rights, title, interest, and collection rights to fees totaling $3,100,000 in Deferred Administrative Surplus for $1,650,000, which is 53% of the total collection rights (the “2023 Purchase”). Additionally, the Company entered into a separate agreement with the Carrier on March 18, 2025, to purchase the final batch of Deferred Administrative Surplus totaling $17,408,421 for $3,481,684, which is 20% of the total collection rights (the “2025 Purchase”). Subsequent to the purchase, following the final review and net of inactive insurance policies, the face value of the 2025 Purchase was approximately $13.8 million. This final batch includes stop-loss insurance policies unexpired as of the date of the 2025 Purchase (“active policies”), which were not present in the 2023 Purchase.

When entering into a stop-loss insurance policy, a business employer can elect to purchase discounted stop-loss insurance policies premiums from the Carrier by agreeing to return any positive balance in claim fund. These claim funds are held in the name of the business employer, and the Carrier has no claim to these funds until the policy and the policy run-out period ends, which is 18 months following commencement of the policy term (the “Policy End Date”). The “run-out period” refers to six month period after the policy or plan has expired during which claims can still be submitted and processed. After the Policy End Date, any funds remaining in the claim fund belong to the Carrier. The Carrier will provide the business employers with a reconciliation of what amounts are specifically owed. This is based on the amount of funds in the business employers’ claim fund account, and the value of claims incurred during the policy and run-out period (the “Deferred Administrative Surplus”). The Deferred Administrative Surplus is owned by the Carrier and not subject any contingencies other than the ability to collect from the business employer.

As part of the Company’s services to the Carrier, ICE contracted with the Carrier to collect premium and process claims expense. Therefore, in its internal system, the Company can calculate the approximate amount of positive balance in claims fund. The exact amount will be determined after full reconciliation of the claims fund after completion of the run out period.

In the case of the 2023 Purchase, the Company purchased the policies with related run-out periods that had lapsed and had positive claim fund balances according to the Company’s internal system. As such, the Company knows the value of the Deferred Administrative Surplus purchased. The 2025 Purchase includes all the remaining policies with deferred administrative surplus as a product feature from carrier. Collectively, carrier and HIT platform has stopped offering this feature in August 2024. Thus 2025 purchased policies are in different periods and stages. Including in policy coverage period, in the run-out period and out of run-out periods. For policies in coverage period and in the run-out periods, the final Deferred Administrative Surplus cannot be determined until the Policy complete the run-out period and finalize the reconciliation. Following the purchase, the Deferred Administrative Surplus was transferred to the Company for collection. After the transfer, the Company performs the relevant reconciliations to demonstrate to the business employers the amount of the Deferred Administrative Surplus now owed to the Company from the claim fund balance. The Company asks the business owners to pay back the Deferred Administrative Surplus within 30 days of the collection requests sent.

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% the estimated face value of the 2023 Purchase and 20% of estimated face value of 2025 Purchase. This was due to the Carrier does not have the sufficient resources and procedures to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of policies with the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of December 31, 2025, the Company collected $1,272,413 for the 2023 Purchase and $278,058 for the 2025 Purchase. The lower collection amount related to the 2025 Purchase is a result of a substantial majority of the underlying policies remaining in the reconciliation process of the Deferred Administrative Surplus, for which the Company initiates collection requests to business employers only upon the completion of such reconciliations.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326, Financial Instruments-- Credit Losses. Furthermore, the Company only has approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables as of December 31, 2025 and 2024, respectively. The Company collected $280,877 and $1,269,595 under the Deferred Administrative Surplus during the years ended December 31, 2025 and 2024, respectively. Payments made for purchases and collections from the Deferred Administrative Surplus are included in the “other receivables” line of operating activities in the Company’s Consolidated Statements of Cash Flows.

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. The Company assess its historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Other Receivables are written off after all collection attempts have been exhausted. Credit loss expense recognized on Deferred Administrative Surplus, which is presented in Other expense in the Company’s Consolidated Statements of Operations, was $377,587 and $0 for the years ended December 31, 2025 and 2024, respectively. The 2025 credit loss expense of $377,587 relates to the 2023 Purchase and no credit loss expense was recognized in 2025 associated with the 2025 Purchase.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, unsecured lending. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of December 31, 2025 and 2024, respectively. The Company recorded this loan receivable at amortized cost on the consolidated balance sheets. See Note 4.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. In accordance with ASC 350-40, the Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the design, coding, installation, and testing of the software have been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. In September 2025, an expansion of the eDIYBS system was also completed and placed into service. As such, the Company has entered the eDIYBS system in the post-implementation phase. For the years ended December 31, 2025 and 2024, the Company has amortized $900,577 and $541,141 of the capitalized costs associated with eDIYBS and other systems respectively, which is included in the cost of revenues line item of the Company’s Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, the Company capitalized $3,469,010 and $942,217 respectively of software development costs.

Impairment of Long Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the years ended December 31, 2025 and 2024.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenue Recognition

The objective of ASC 606, Revenue from Contracts with customers (“ASC 606”) is to establish the principles that an entity shall apply to report useful information to users of the financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. An entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as defined in ASC 606-10-10-1 and ASC 606-10-10-2.

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

The Company accounts for its revenue under the accounting guidance of ASC 606. The Company’s contracts that are within the scope of ASC 606 specifically relate to the services that are associated with customers who purchase self-funded benefits plans. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents.

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

HI Card and SMR Specific Considerations

Generally, the Company’s insurance marketplace allows brokers to customize an employer’s self-funded benefits plan and stop loss insurance policies. When licensed brokers log in to the Company’s platform, they upload an employee census representing the employee base of the business employer, select which network they wish to use, what plan designs they want to offer to the business employer and then quickly obtain a bindable self-funded medically underwritten stop loss quote they can provide to their business customers. The chosen vendors provide benefit services as outlined on the platform. The fees that the Company and others charge for the service offerings within the quote are outlined and expressly agreed to by the employer. The employer customizes their health insurance plan and executes an annual agreement. This agreement includes a sold case breakdown (SCB) that outlines the individual stop loss insurance and benefits service offerings selected by the employer and the cost of each, including any optional services offered by the Company or other vendors. Through this, the Company is aware of the services that the broker is offering to the employer for the health insurance plan period, which is normally twelve (12) months. This includes each of the performance obligations provided by its subsidiaries as further outlined below. Subsequent to the execution of the initial bindable SCB with its customers, the Company may modify the health insurance plan during the plan period when a non qualified event occurs based on the definition provided by the carriers. For example, if there is a significant fluctuation or changes of enrolled employees (EEs) from the first month.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company has business relationships with licensed brokers, as licensed brokers register on the Company’s platform to select and sell benefits plans and stop loss polices to employers as discussed above. However, there is no contractual relationship between the Company or any of its subsidiaries and the brokers. The Company’s platform provides credentialing for licensed brokers, allowing them to access its marketplace to select and sell self-funded benefits plans for the business employer at no cost. Brokers are paid by the businesses, with no contractual relationship between the Company and the brokers, only a credentialing process, and free access is provided.

TPAs are contracted and authorized by the business employers to enter into service contracts with SMR and HI Card on behalf of the business employers. ASC 606 defines a customer as a party that has contracted with an entity to obtain goods or services that are an output of the ordinary activities of the company in exchange for consideration. SMR and HI Card are not providing services to the TPAs, but instead, have contracts to collaborate with the TPAs to facilitate the administration of health benefit plans and stop-loss insurance policies to its customers, which are the business employers. The TPA will administer the purchased health benefits plan and manage the multiple service providers associated with the health benefits plan and stop-loss insurance policy. Such service providers are listed on the bindable quotes via the bindable sold case breakdown, which outlines the individual stop loss insurance and benefits service offerings selected by the business and the cost of each. Only the business employer can start or terminate the relationship with SMR and HI Card. The TPA cannot start or terminate the relationship with the SMR or HI Card. As such, the Company has concluded that the TPA’s are not customers and that the business employers are the customers of SMR and HI Card pursuant to ASC 606.

ICE Specific Considerations

ICE has contractual relationships with carriers. ICE underwrites a stop-loss insurance policy and processes claims per the respective carrier’s underwriting guideline and claims processing guideline. In these instances, the carrier is the Company’s customer.

The Company’s performance obligations related to its revenue can be summarized as follows:

Claims negotiation services: The claims negotiation services performance obligation is offered as a part of the Company’s overall marketplace service offering and is performed specifically by the Company’s HI Card subsidiary. These services require the Company to negotiate the cost and facilitate employer’s claims negotiation process with hospitals and physician facilities on behalf of the employer. This service is optional. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

Access to medical claims data: Access to medical claims data performance obligations is offered as a part of the Company’s overall insurance marketplace offering and is performed specifically by the Company’s HI Card subsidiary. The access to medical claims data performance obligation is not required to be selected by an employer, its customer, when selecting their health insurance plan, but it is provided as an option. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

Underwriting modeling and risk services: As a part of the Company’s overall insurance marketplace, ICE provides underwriting modelling, machine learning-driven underwriting services, and risk services to its customers. Through its web-based SaaS quoting platform, eDIYBS (Enhance Do It Yourself Benefit System), brokers log in to eDIYBS, upload census, select plans and generate bindable quotes. eDIYBS medically underwrites each employer. ICE continues to assess risks and may re-underwrite based on underwriting risk guidelines provided by carriers. Any enrollment changes in a business can have large fluctuations during a policy period that may trigger a re-underwrite. ICE not only monitors and manages these activities but also facilitates insurance reporting. Revenue related to these services are included in the “Revenues from underwriting modeling” within the Consolidated Statements of Operations. These services are provided by ICE for carriers. Unlike the Company’s other performance obligations, the Company’s agreements for its underwriting modeling and risk performance obligations are with stop loss carriers. Under these agreements, the Company develops and maintains all underwriting models, designs risk criteria, assesses the risk to underwrite a policy, monitors claims activities, provides reinsurance reporting, and provides monthly reinsurance filings. The purpose of these services is to ensure that the stop loss carrier is assuming an appropriate amount of risk when taking on a new insurance policy, and further that the premiums being charged are appropriate based upon the population of the new insurance policy (age, demographic, etc.).

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Program and platform management services: As a part of the Company’s overall insurance marketplace, SMR is a program manager specializing in customized self-funded benefits programs for businesses. SMR’s expertise in health benefits enables the Company to analyze, review and select vendors that have sufficient experience, which is an essential component of a health plan that is constantly evolving with its business employers based on factors such as employee headcount and a specific employee’s geographic location. SMR will then design health plans, select networks, manage vendors, and ultimately construct the benefits plans for the business employers. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to businesses. The Company throughout the contract period is actively working with the TPA to assist administration of the plan specifically due to headcount changes. SMR also serves as the total program manager coordinate between the Carrier, the TPA, the Broker, and the business employer, the Company’s customer. The Company’s service offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. This service is performed for employers to ensure that they have access to a customized health benefits program. Throughout the term of the policy, SMR is ensuring all covered employees meet the requirements and guidelines of carriers to ensure such employees of the business employer remain covered under the respective insurance policy. The Company accounts for these services under ASC 606-10-25-14(b) as a series of distinct services that are substantially the same per enrolled employee and have the same pattern of transfer as the delivery of the specified services is satisfied over time, and each service is substantially the same and has the same measure of progress. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

Each of the services above allows for the customers to simultaneously receive and consume the benefits of the Company’s performance as it performs. Program services provided by SMR and underwriting activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Services provided by HI Card are optional add-on to the Company’s services, and it cannot be offered on a standalone basis. Brokers are not obligated to utilize HI Card services for employers.

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

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues are as follows:

	Fiscal Year Ended December 31,
	2025	2024
Revenues:
Revenues from underwriting modeling (ICE)	$10,756,143	6,649,271
Revenues from fees	26,807,708	12,941,492
SMR	26,807,708	9,949,157
HI Card	—	2,992,335
Subtotal	37,563,851	19,590,763
Contra revenue for billing adjustments	(344,742)	(99,857)
Contra revenue for refund liability	(3,891,598)	—
Total revenues	$33,327,511	19,490,906

Variable Consideration

Except one particular carrier, business relationship ended in 2024, the Company does not have variable consideration that would require constraint from the transaction price of its contracts with customers as the Company receives monthly payments either based on a fixed percentage of the monthly premiums paid by the carrier, or a fixed dollar amount based on the end users serviced during a given month.

For this particular carrier, the relationship had ended in 2024, the Company has an agreement that includes an unprecedented clause allowing for a potential adjustment to be evaluated in May 2026 based on evaluations to be provided by the carrier at the end of the reconciliation stage 24th month (the “Adjustment”). The agreement period consists of three stages: (i) the policy in-effect stage, covering the first 12 months from each policy effective date month (August 2023 to May 2025); (ii) the run-out stage, a six month period from the end of the policy term, covering the 13th to 18th months from each policy effective date month (August 2024 to November 2025); and (iii) the reconciliation stage, covering the 19th to 24th months from each policy effective date month (February 2025 to May 2026). The agreement covers stop-loss policies with 11 consecutive policy effective date months, and each policy is subject to all three stages. The Adjustment is assessed based on the carrier’s portfolio evaluation at the end of the reconciliation stage in May 2026. This Adjustment represents variable consideration under ASC 606.

For the year ended December 31, 2024, as all policies sold had not reached the end of the run-out stage and based on historical data, approximately 50% to 70% of claims expenses are processed within the six-month run-out stage, the Company concluded that it was probable that there was no significant Adjustment for the period.

In February 2025, the stop-loss policies with the first effective date month ended their run-out stage and entered the reconciliation stage. The Company commenced internal assessments by policy effective date month and began including the Adjustment in the transaction price. This decision was based on updated information from the first stop-loss policies that had completed their six-month run-out stage. The Company has reasonable data to make preliminary estimates of the Adjustment by policy effective date month in lieu of the carrier’s evaluation is at portfolio level.

For the year ended December 31, 2025, the Company estimated contra revenue of $3,891,598, related to the Adjustment. These amounts reduced revenue from underwriting modeling services provided to the carrier. As of December 31, 2025, a refund liability of $891,598 related to the Adjustment was recorded in other current liabilities. No such liability existed as of December 31, 2024. As of December 31, 2025, the Company made interim payments of $3,000,000 to the carrier in connection with the Adjustment, subject to final reconciliation. The Company retains the right to recover any overpaid amounts. The final amount is expected to be finalized upon the carrier’s evaluation and verification in May 2026, at which time a final true-up will occur. The Company will update its estimate quarterly to reflect ongoing changes in circumstances until finalization.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of December 31, 2025 and 2024, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of December 31, 2025 and 2024, there were no such capitalized costs. During the years ended December 31, 2025 and 2024, the Company expensed $0 and $(47,002) related to the Company’s broker bonus program as the expected amortization period of these costs was expected to be less than one year. These costs have been included in sales and marketing expenses on the Company’s Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There was no significant financing components during the years ended December 31, 2025 and 2024.

Cost of Revenues

The Company’s cost of revenues primarily consists of infrastructure costs to operate its platform such as hosting fees and fees paid to various third-party partners for access to their technology, services and amortization expenses of the Company’s capitalized internal-use software related to its platform. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that the risk associated with the Company’s service offerings is minimized.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related costs and related expenses for the Company’s executives, finance, legal, human resources, technical support, and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums.

Research and Development Expenses

Research and development expenses primarily consist of personnel-related costs, including salaries, stock-based compensation expense and benefits for the Company’s research and development personnel. Additional expenses include costs related to research, design, and preliminary planning of new technology, as well as routine maintenance of its existing platform.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel-related costs including salaries, stock-based compensation expense, benefits and commissions cost for the Company’s sales and marketing personnel. Sales and marketing expenses also include the costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party for sales and customer acquisition. Advertising expenses were $1,000 and $61,533 for the years ended December 31, 2025 and 2024, respectively.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation Expense

In accordance with ASC 718, Compensation — Stock Compensation, the Company’s share-based compensation program grant awards include stock options, restricted stock awards (“RSAs”) and unrestricted stocks to officers, employees, directors and non-employees. The fair value of stock options granted in July 2023 and August 2024 was determined using the Binomial option-pricing model. The fair value of RSAs granted before the IPO was based on the fair value of the Company’s common stock on the date of the grant, using the DCF method and back-solve method, respectively. The fair value of unrestricted and restricted stocks granted after the IPO is based on the closing market price on the date of the grant.

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

Interest income

Interest income consists of interest earned on savings accounts, interest accrued on outstanding loans receivable, and interest earned on trust accounts managed on behalf of third parties for which the Company is contractually entitled to the related interest earnings. Interest income is recognized on an accrual basis based on the outstanding principal balances and the applicable interest rates.

Other income

Other income consists of miscellaneous non-operating income, including service fees generated from ancillary activities not part of the Company’s primary business operations. Other income is recognized when earned.

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

The Company has no accruals for interest or penalties related to income tax matters. Tax years subsequent to 2024 remain open to examination by federal and state authorities.

Net Income Per Share

Net income per share is provided in accordance with ASC 260, Earnings per Share. The Company computes basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s Class A and Class B Common Stock have identical dividend and liquidation rights and are therefore considered a single class for purposes of calculating earnings per share.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive, including unvested RSAs and outstanding stock options. For the purpose of computing diluted net income per share, RSAs and options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income per share only once the performance condition is met, and only to the extent such RSAs and options are dilutive. For the year ended December 31, 2025, diluted shares attributable to 417,795 RSAs and 1,481,182 options were included in the calculation of net income per share. For the year ended December 31, 2024, diluted shares attributable to 816,102 RSAs and 1,007,246 options were included in the calculation of net income per share.

The following table sets forth the computation of basic and diluted net income per share of common stock for the years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
	2025	2024
Net income	$1,278,842	$670,477
Weighted average shares outstanding*
Basic	55,843,821	51,839,329
Total dilutive effect of outstanding equity awards	1,898,977	1,823,348
Diluted	57,742,798	53,662,677
Net income per share*
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

The following outstanding stock awards were not considered in the computation of diluted net income per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
	2025	2024
Restricted stock awards	97,024	110,000

*	Shares and per share data are presented on a retroactive basis to reflect the effects of the stock split at a 1.5-for-1 ratio effected on June 4, 2024.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024. The Company has adopted this accounting pronouncement on the accompanying financial statements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

Recently Issued Accounting Standards Not Yet Adopted

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

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

3. Notes Payable

On December 28, 2023, the Company entered into a Promissory Note Agreement with LEAZ Enterprises LLC, Series 2. Under this Promissory Note Agreement, the Company borrowed $1,650,000 in principal amount. There is no interest on the loan, however there is a repayment premium of $495,000 finalized in January 2024 that is treated as interest expense in financial statements of 2024. This repayment premium is accrued through the effective interest method from January 2024 through the date of maturity. The note matured on September 28, 2024 and the Company fully repaid the principal and repayment premium. As of December 31, 2025 and 2024, the outstanding principal amount was $0.

4. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of December 31, 2025 and 2024, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $15,995 as of December 31, 2025 and 2024, respectively. This amount is included within “Loans receivable, net” on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company recognized interest income of $64,000 and $63,996, respectively, in connection with this loan receivable.

Although not part of HIT’s core business, the Company will strategically invest its assets in a manner to maximize risk-adjusted return and promote shareholder wealth. The Company provided the promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally.

5. Stockholders’ Equity

The Company has three classes of stock: (1) Class A Common Stock; (2) Class B Common Stock, and (3) Series A Preferred Stock.

The total number of shares of stock that the Company has authority to issue is 220,000,000, consisting of 150,000,000 shares of Class A Common Stock, $0.001 par value per share, 50,000,000 shares of Class B Common Stock, $0.001 par value per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”), and 20,000,000 shares of Series A Preferred Stock, $0.001 par value per share.

Holders of Class B Common Stock are entitled to ten votes per share while holders of Class A Common Stock are entitled to one vote per share. Both classes of Common Stock will vote collectively with the holders of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to one vote. In addition, the affirmative vote of a majority of the outstanding Series A Preferred Stock is required to approve certain fundamental corporate actions, including mergers, liquidations, the issuance of senior or parity equity securities, and any amendments to the Company’s governing documents that would adversely affect the rights of Series A Preferred Stockholders.

Holders of Class A and Class B Common Stock are entitled to dividends when, and if, declared at the discretion of the Company. However, Series A Preferred Stockholders are entitled to receive non-cumulative dividends prior and in priority to any dividends declared on the Common Stock. Accordingly, no dividends may be paid on Common Stock unless all declared dividends on the Series A Preferred Stock have been paid or set aside for payment.

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

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

5. Stockholders’ Equity (cont.)

On December 24, 2024, the Company completed its IPO in which it issued and sold 2,300,000 shares of Class A common stock, at a public offering price of $4.00 per share. The Company received net proceeds of $8,214,000 after deducting underwriting discounts and commissions of $986,000.

The RSAs granted to employees under the Company’s 2022 Equity Incentive Plan all contain a vesting condition that is associated with a successful IPO, with certain of these awards having vesting conditions that further require a certain duration of services from the grantee, or for the Company to meet certain performance metrics in order to vest. During the years ended December 31, 2025 and 2024, the Company issued 575,332 and 545,512 shares of Class A Common Stock, par value $0.001 per share, respectively, related to these RSAs. Shares underlying unvested RSAs are legally outstanding but remain subject to forfeiture until the applicable vesting conditions are met.

On March 25, 2025, the Company granted 14,000 shares of Class A Common Stock to the new executive officer, with a total fair value of $10,780 based on the closing market price on the grant date. The shares were fully vested as of the grant date, resulting in full recognition of the related compensation expense during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company granted 1,274,000 shares of Class A Common Stock to third-party service vendors in exchange for 12-month or 24-month services commencing in 2025. The awards were fully vested on the grant date. The total fair value was based on the closing market price of Class A Common Stock on the grant date and was recorded as a prepaid expense, which is amortized to expense over the respective service periods.

From time to time, the Company issues shares of common stock in connection with the granting of RSAs and the exercise of stock options under its equity incentive plans. For a detailed summary of these issuances and related stock-based compensation, please refer to Note 8.

As of December 31, 2025 and 2024, 46,006,000 and 42,914,870 shares of Class A Common Stock were issued and outstanding, respectively. As of December 31, 2025 and 2024, 11,700,000 shares of Class B Common Stock were issued and outstanding, respectively. As of December 31, 2025 and 2024, no shares of Series A Preferred Stock were issued and outstanding.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which it believes would have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The rent-related expense for this lease was $83,247 for both the years ended December 31, 2025 and 2024. The Company had one lease classified as short-term leases as of December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, the Company made cash payments of $83,798 and $81,358 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Consolidated Balance Sheet as of December 31, 2025:

2026	86,312
2027	66,180
Total undiscounted lease liabilities	$152,492
Less effects of discounting	(12,680)
Total lease liabilities	$139,812

The remaining lease term was 1.8 years and 2.8 years as of December 31, 2025 and 2024, respectively.

The discount rate used to determine the operating lease liability was 10% as of December 31, 2025 and December 31, 2024.

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

7. Income Taxes

Income before income taxes consists of the following:

	Fiscal Year Ended December 31,
	2025	2024
Federal	1,674,172	889,990
Foreign	—	—
Income before income taxes	1,674,172	889,990

During the years ended December 31, 2025 and 2024, the Company incurred $395,330 and $218,523 of income tax expense, respectively.

The Company’s income tax provision consists of the following for the years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
	2025	2024
Current income tax expense (benefit)
Federal	$(70,137)	$261,196
State	36,468	50,631
Total current income tax expense (benefit)	$(33,669)	$311,827

Deferred income tax expense (benefit)
Federal	376,733	(82,620)
State	52,266	(10,684)
Total deferred income tax expense (benefit)	$428,999	$(93,304)

Total income tax provision	$395,330	$218,523

Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 on a prospective basis. The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the year ended December 31, 2025 after the adoption of ASU 2023-09:

	Fiscal Year Ended December 31, 2025
	Amount	Rate
Statutory federal income tax rate	351,576	21.0%
State taxes (net of federal benefit)	63,778	3.8
Permanent difference	28,306	1.7
Return to provision true up	(56,699)	(3.4)
Deferred rate change	8,369	0.5
Effective tax rate	395,330	23.6%

The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the year ended December 31, 2024 prior the adoption of ASU 2023-09:

Fiscal Year Ended December 31, 2024
Statutory federal income tax rate	21.0%
State taxes (net of federal benefit)	3.2
Permanent difference	0.7
Other	(0.3)
Effective tax rate	24.6%

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

7. Income Taxes (cont.)

The Company’s net deferred tax assets and liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Net Operating Loss	388,182	—
Stock-based compensation	53,586	47,585
Bad debt allowance	91,828	—
Accrued liability	8,140	—
Gross deferred tax assets	$541,736	$47,585

Deferred tax liabilities:
Research and Development costs	(1,299,380)	(376,261)
ROU/Lease Liability	(31)	—
Total deferred tax liabilities	$(1,299,411)	$(376,261)

Net deferred tax liabilities:	$(757,675)	$(328,676)

As of December 31, 2025, the Company had federal net operating loss carryforwards of $1,531,800, which may be carried forward indefinitely to offset future taxable income, but are subject to the 80% taxable income limitation upon utilization. Additionally, the Company had state net operating loss carryforwards of approximately $1.5 million as of December 31, 2025, which will begin to expire in 2045.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. As of December 31, 2025, the Company has not performed such an analysis evaluation the potential limitation of the Company’s net operating loss carryforwards due to the “Change in ownership” as defined under Section 382 of the Internal Revenue Code.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions. The OBBBA did not have a material impact on income tax benefit or expense or related tax assets or liabilities, as the Company does not have significant NOLs, interest expense or charitable contributions. The Company has reviewed the various elections available under the OBBBA for the treatment of domestic research and development expenses and plans to expense domestic research and development costs starting in 2025 along with accelerating the amortization of previously capitalized and unamortized research and development costs. The Company will not apply retroactive treatment to any prior tax periods.

The amounts of cash income taxes paid by the Company were as follows:

Fiscal Year Ended December 31, 2025
Federal	$711,000
State	119,726
Foreign	—
Total	$830,726

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

8. Stock-Based Compensation

2022 Equity Incentive Plan

On June 4, 2024, the Company effected a 1.5-for-1 stock split of the common stock. All share, restricted stock, stock options and per share information throughout this annual report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share.

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the restricted stock and options outstanding in the plan as of December 31, 2025 and 2024. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. On October 3, 2025, the Company’s stockholders approved an amendment to the 2024 Plan to (i) increase the total number of shares of Class A common stock authorized for issuance pursuant to awards granted thereunder from 7,677,849 shares to 10,677,849 shares and (ii) to include the issuance of up to 2,000,000 shares of Class B common stock, and options convertible into Class B common stock to executive officers of the Company. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 1,288,000 shares of unrestricted stock awards and 1,363,744 shares of restricted stock awards were granted as of December 31, 2025, and no awards were granted as of December 31, 2024.

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

Restricted Stock Awards

The table below identifies the RSAs activity under the 2022 Plan and 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2023	987,182	$0.56
Granted	177,500	1.51
Vested	(545,512)	0.46
Canceled/Forfeited	(19,500)	0.30
Unvested as of December 31, 2024	599,670	$0.94
Granted	1,363,744	1.42
Vested	(1,062,302)	0.94
Canceled/Forfeited	(193,284)	1.08
Unvested as of December 31, 2025	707,828	$1.83

Health In Tech, Inc.

Notes to the Consolidated Financial Statements

8. Stock-Based Compensation (cont.)

As of December 31, 2025, there was $181,175 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.7 years, using the straight-line method. The total fair value of the RSAs vested was $455,823 and $0 during the years ended December 31, 2025 and 2024, respectively. The weighted-average grant-date fair value per share of RSAs granted was $0.89 during the year ended December 31, 2025. No service-based RSAs were granted during the year ended December 31, 2024.

As of December 31, 2025, there was $255,112 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.7 years, using the straight-line method. The total fair value of the RSAs vested was $541,806 and $248,794 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $732,928 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $2.88 and $1.51 during the years ended December 31, 2025 and 2024, respectively.

Options

The table below identifies the stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2023	2,220,505	$0.71	4.5	$—
Granted	100,000	1.80
Exercised	—	—
Canceled/Forfeited	—	—
Balance as of December 31, 2024	2,320,505	$0.76	3.5	$10,669,746
Vested as of December 31, 2024	573,726	$0.71	3.5	$2,664,957
Vested and expected to vest as of December 31, 2024	2,318,091	$0.76	3.5	$10,658,533
Granted	—	—
Exercised	(33,000)	0.71
Canceled/Forfeited	(135,558)	0.71
Balance as of December 31, 2025	2,151,947	$0.76	2.4	$1,805,713
Vested as of December 31, 2025	1,939,059	$0.77	2.4	$1,618,372
Vested and expected to vest as of December 31, 2025	2,126,171	$0.76	2.4	$1,783,030

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal year. The total intrinsic value of stock options exercised during the year ended December 31, 2025 was $73,590. Cash received from option exercises for the year ended December 31, 2025 was $23,430. There were no stock options exercised during the year ended December 31, 2024. There were no stock options granted during the year ended December 31, 2025. The weighted-average fair value of options granted during the year ended December 31, 2024 was $0.83. The total fair value of options vested during the years ended December 31, 2025 and 2024 was $517,041 and $178,219, respectively.

As of December 31, 2025, there was $58,265 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.6 years, using the straight-line method.

9. Subsequent Events

On January 6, 2026, the Company granted an aggregate of 2,200,000 shares of RSAs to its three executive officers under the 2024 Plan, subject to both service and performance-based vesting conditions. On February 27, 2026, the Compensation Committee approved a modification to the performance conditions applicable to such awards to better align with the Company’s strategic initiatives.

On February 24, 2026, the Company appointed Sri Rajagopalan as Chief Technology Officer, effective as of February 23, 2026. In connection with his appointment, on February 23, 2026, the Company granted Mr. Rajagopalan 20,000 shares of RSAs under the 2024 Plan. These awards shall vest in equal monthly installments over a twelve-month period, commencing from the grant date, subject to his continued service through each applicable vesting date.