Form 10-Q
period 2026-03-31
Health In Tech, Inc.
filed 2026-05-14
CIK 2019505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 53,829,562 shares of Class A common stock and 11,700,000 shares of Class B common stock, each with a par value of $0.001 per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Health In Tech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$10,325,208	$7,669,754
Accounts receivable, net	3,737,647	756,288
Loans receivable, net	831,994	815,995
Other receivables, net	4,328,448	3,467,814
Deferred offering costs	—	170,977
Prepaid expenses and other current assets	2,864,557	3,280,148
Total current assets	22,087,854	16,160,976
Non-current assets
Software	6,708,561	6,530,894
Operating lease – right of use assets	122,328	139,940
Long-term prepaid expenses	47,464	258,151
Total non-current assets	6,878,353	6,928,985
Total assets	$28,966,207	$23,089,961

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$6,968,261	$4,188,811
Operating lease liabilities – current	78,680	76,195
Other current liabilities	—	891,598
Total current liabilities	7,046,941	5,156,604
Non-current liabilities
Deferred tax liabilities	273,203	757,675
Operating lease liabilities – non-current	42,915	63,617
Total non-current liabilities	316,118	821,292
Total liabilities	7,363,059	5,977,896

Commitments and contingencies (Note 5)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 53,858,276 and 46,006,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	53,858	46,006
Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,700	11,700
Additional paid-in capital	17,905,633	11,834,121
Retained earnings	3,631,957	5,220,238
Total stockholders’ equity	21,603,148	17,112,065
Total liabilities and stockholders’ equity	$28,966,207	$23,089,961

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Revenues from underwriting modeling (ICE)	$1,468,814	$2,351,984
Revenues from fees (SMR)	7,302,832	5,663,000
Total revenues	8,771,646	8,014,984

Cost of revenues	4,262,247	2,659,585

Gross profit	4,509,399	5,355,399

Operating expenses
Sales and marketing expenses	2,291,601	1,090,255
General and administrative expenses	3,455,558	3,246,765
Research and development expenses	920,395	537,721
Total operating expenses	6,667,554	4,874,741

Other income:
Interest income	67,471	85,366
Other income	22,334	118,399
Total other income, net	89,805	203,765

Income (loss) before income taxes	$(2,068,350)	$684,423

Income tax benefit (expense)	480,069	(185,831)

Net income (loss)	$(1,588,281)	$498,592

Net income (loss) per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Weighted average common stock outstanding:
Basic	57,353,021	54,619,858
Diluted	57,353,021	56,996,936

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2025	46,006,000	$46,006	11,700,000	$11,700	$11,834,121	$5,220,238	$17,112,065
Issuance of common stock in connection with private investment in public equity financing, net of offering costs and placement agent fees	5,600,000	5,600	—	—	5,922,520	—	5,928,120
Stock-based compensation	2,252,276	2,252	—	—	148,992	—	151,244
Net loss	—	—	—	—	—	(1,588,281)	(1,588,281)
Balance as of March 31, 2026	53,858,276	$53,858	11,700,000	$11,700	$17,905,633	$3,631,957	$21,603,148

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Stock-based compensation	58,334	58	—	—	493,113	—	493,171
Net income	—	—	—	—	—	498,592	498,592
Balance as of March 31, 2025	42,973,204	$42,973	11,700,000	$11,700	$9,666,130	$4,439,988	$14,160,791

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

Health In Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,588,281)	$498,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization expense	403,467	135,983
Provision for refund liability	108,402	780,045
Deferred tax benefit	(484,472)	(34,473)
Interest income	(15,999)	(15,999)
Stock-based compensation expense	366,562	493,171
Changes in operating assets and liabilities:
Accounts receivable	(2,981,360)	(463,498)
Other receivables	(11,740)	(3,489,536)
Prepaid expenses and other assets	447,597	(1,017,751)
Operating lease right-of-use assets and liabilities, net	(605)	19
Accounts payable and accrued expenses	1,437,182	3,420,497
Income taxes payable	—	220,303
Other current liabilities	(1,000,000)	—
Net cash provided by (used in) operating activities	(3,319,247)	527,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(362,131)	(703,475)
Net cash used in investing activities	(362,131)	(703,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with private investment in public equity financing, net of placement agent fees and escrow agent fees	6,381,000	—
Payments of deferred offering costs	(44,168)	(98,089)
Net cash provided by (used in) financing activities	6,336,832	(98,089)

Increase (decrease) in cash and cash equivalents	2,655,454	(274,211)
Cash and cash equivalents, beginning of period	7,669,754	7,849,248
Cash and cash equivalents, end of period	$10,325,208	$7,575,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash received from income tax refunds	$4,965	$—

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$237,734	$33,250
Accrued development of software included in accounts payable and accrued expenses	$228,518	$256,140
Reclassification of deferred offering costs to additional paid-in capital upon private investment in public equity financing	$452,880	$—
Stock-based compensation capitalized for software development	$8,837	$—

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Health in Tech, Inc. (collectively with SMR, Hi Card, and ICE (defined below), “HIT” or the “Company”) through its subsidiaries, simplifies sales, service processes and reduces sales cycle time for third-party administrators and brokers. HIT was incorporated in November 2021 in the State of Nevada, and is based in Stuart, Florida. The Company was created with the intention of consolidating each of three standalone entities into a single organization: Stone Mountain Risk, LLC (“SMR”), Health Intelligence Card, LLC (“Hi Card”), and International Captive Exchange, LLC (“ICE”) (the “subsidiaries”).

The Company’s unaudited condensed consolidated financial statements include the accounts of HIT and its wholly owned subsidiaries.

Private Investment in Public Equity Financing

On March 27, 2026, the Company completed a private investment in public equity financing (the “PIPE”) in which it issued and sold 5,600,000 shares of Class A common stock, $0.001 par value per share (“Class A Common Stock”), at a price of $1.25 per share. The Company received net proceeds of $6,381,000 after deducting placement agent fees and escrow agent fees of $619,000.

Offering Costs

Offering costs of $1,071,880, consisting of legal, accounting, placement agent fees and other costs relating to the PIPE, were offset against the proceeds received upon the closing of the PIPE when recorded in additional paid in capital on the condensed consolidated balance sheets. As of December 31, 2025, $170,977 of offering costs were deferred and recorded on the condensed consolidated balance sheets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment from continuing operations at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of March 31, 2026 and December 31, 2025, the Company did not have a material balance of long-lived assets located outside of the United States.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended March 31, 2026 and December 31, 2025. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

For the three months ended March 31, 2026 and 2025, one stop-loss insurance carrier (“Carrier A”) individually represented greater than 10% of Company’s total gross revenues. Revenue from Carrier A accounted for 17.9% and 25.5% of the Company’s total gross revenues for the three months ended March 31, 2026 and 2025, respectively. The amount due from Carrier A was approximately 28.0% and 36.3% of accounts receivable as of March 31, 2026 and 2025, respectively. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenues from Business Employer Customers

The Company does not have significant concentration of revenues from any of its business employer customers. The Company has a diversified customer base and did not have any business employer that accounted for more than 2.0% or 1.5% of the Company’s total gross revenues for the three months ended March 31, 2026 and 2025, respectively. No business employers accounted for more than 4.5% or 3.0% of accounts receivable, net as of March 31, 2026 and 2025, respectively.

Concentration of Cost of Revenues Service Providers

For the three months ended March 31, 2026, the Company’s three primary service providers represented 36.2%, 15.1% and 12.0% of the Company’s cost of revenues, respectively. As of March 31, 2026, these three primary service providers accounted for 42.3%, 2.8% and 8.5% of accounts payable balance, respectively. For the three months ended March 31, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) represented 77.2%, 6.8% and 5.4% of the Company’s cost of revenues, respectively. As of March 31, 2025, these three primary service providers accounted for 74.8%, 0.0% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes one third-party Artificial Intelligence (“AI”) data service provider. For the three months ended March 31, 2026, this provider accounted for 4.2% of the Company’s cost of revenues. As of March 31, 2026, this provider accounted for 2.8% of accounts payable balance. For the three months ended March 31, 2025, the Company’s two AI providers as of that date represented 6.8% and 0.6% of the Company’s cost of revenues, respectively. As of March 31, 2025, no balance was due to these two AI providers. The Company previously utilized two AI data services companies, as pricing was more advantageous than utilizing other vendors within this sector. While the Company has historically utilized these AI data service companies, the Company believes that, if necessary, it could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during the three months ended March 31, 2026 and 2025. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2025, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2025. The Company had one lease classified as short-term leases as of December 31, 2025. During the three months ended March 31, 2026, the Company terminated the short-term lease agreement. The Company had no leases classified as short-term leases as of March 31, 2026.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of March 31, 2026 and December 31, 2025, respectively.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2025, the Company’s monthly revenue provision was 1.3% of total revenues. The provision for customers ending their 12-month plan as of December 31, 2025 without completion of reconciliation was $143,251. The total provision amounted to $634,982 or 1.7% of total revenues for the year ended December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $287,651 as of December 31, 2025. In the first quarter of 2026, the Company was in the process of reconciliation for customer policies that ended as of December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $132,341 as of March 31, 2026. Starting from January 2026, the Company’s monthly revenue provision was 1.7% of total revenues, which was based on the full review of 2025 revenue adjustments. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $91,548 as of March 31, 2026. This incorporates three separate categories:

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

In the case of the 2023 Purchase, the Company purchased the policies with related run-out periods that had lapsed and had positive claim fund balances according to the Company’s internal system. As such, the Company knows the value of the Deferred Administrative Surplus purchased. The 2025 Purchase includes all the remaining policies with deferred administrative surplus as a product feature from the Carrier. Collectively, the Carrier and HIT platform stopped offering this feature in August 2024. Thus, 2025 purchased policies are in different periods and stages, including in the policy coverage period, in the run-out period and the out of run-out periods. For policies in the coverage period and in the run-out periods, the final Deferred Administrative Surplus cannot be determined until the policy completes the run-out period and finalizes the reconciliation. Following the purchase, the Deferred Administrative Surplus was transferred to the Company for collection. After the transfer, the Company performs the relevant reconciliations to demonstrate to the business employers the amount of the Deferred Administrative Surplus now owed to the Company from the claim fund balance. The Company asks the business owners to pay back the Deferred Administrative Surplus within 30 days of the collection requests sent.

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% the estimated face value of the 2023 Purchase and 20% of estimated face value of 2025 Purchase. This was due to the Carrier does not have the sufficient resources and procedures to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of policies with the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of March 31, 2026, the Company collected $1,272,413 for the 2023 Purchase and $290,282 for the 2025 Purchase. The lower collection amount related to the 2025 Purchase is a result of a substantial majority of the underlying policies remaining in the reconciliation process of the Deferred Administrative Surplus, for which the Company initiates collection requests to business employers only upon the completion of such reconciliations.

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326, Financial Instruments — Credit Losses. Furthermore, the Company only has approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables both as of March 31, 2026 and as of December 31, 2025. The Company collected $12,224 and $0 under the Deferred Administrative Surplus during the three months ended March 31, 2026 and 2025, respectively. Payments made for purchases and collections from the Deferred Administrative Surplus are included in the “other receivables” line of operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. The Company assesses its historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Other Receivables are written off after all collection attempts have been exhausted. Credit loss expense recognized on Deferred Administrative Surplus, which is presented in Other expense in the Company’s Condensed Consolidated Statements of Operations, was $0 for the three months ended March 31, 2026 and 2025.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of March 31, 2026 and December 31, 2025, respectively. The Company recorded this loan receivable at amortized cost on the condensed consolidated balance sheets. See Note 3.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. In accordance with ASC 350-40, Intangibles — Goodwill and Other: Internal-Use Software, the Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the design, coding, installation, and testing of the software have been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. In September 2025, an expansion of the eDIYBS system was also completed and placed into service. As such, the Company has entered the eDIYBS system in the post-implementation phase. For the three months ended March 31, 2026 and 2025, the Company has amortized $403,467 and $135,983 of the capitalized costs associated with eDIYBS and other systems respectively, which is included in the cost of revenues line item of the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company capitalized $581,134 and $909,615, respectively, of software development costs.

Impairment of Long Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the three months ended March 31, 2026 and 2025.

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

Identification of the Performance Obligations

The Company analyzes each of the deliverables pursuant to its contracts with customers. For each of the deliverables, the Company performs a detailed analysis to determine whether the deliverables are separately identifiable. The Company notes that although the deliverables can vary from day to day, all specifically relate to one kind of service, representing one performance obligation that is provided by each of its subsidiaries (SMR and ICE), as further described below.

SMR Specific Considerations

Program and Platform Management Services (Legacy)

Under SMR’s Program and platform management services, the Company’s insurance marketplace allows brokers to customize an employer’s self-funded benefits plan and stop loss insurance policies. When licensed brokers log in to the Company’s platform, they upload an employee census representing the employee base of the business employer, select which network they wish to use, what plan designs they want to offer to the business employer and then quickly obtain a bindable self-funded medically underwritten stop loss quote they can provide to their business customers. The chosen vendors provide benefit services as outlined on the platform. The fees that the Company and others charge for the service offerings within the quote are outlined and expressly agreed to by the employer. The employer customizes their health insurance plan and executes an annual agreement. This agreement includes a sold case breakdown (SCB) that outlines the individual stop loss insurance and benefits service offerings selected by the employer and the cost of each, including any optional services offered by the Company or other vendors. Through this, the Company is aware of the services that the broker is offering to the employer for the health insurance plan period, which is normally twelve (12) months. This includes each of the performance obligations provided by its subsidiaries as further outlined below. Subsequent to the execution of the initial bindable SCB with its customers, the Company may modify the health insurance plan during the plan period when a non qualified event occurs based on the definition provided by the carriers. For example, if there is a significant fluctuation or changes of enrolled employees (EEs) from the first month.

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

TPAs are contracted and authorized by the business employers to enter into service contracts with SMR on behalf of the business employers. ASC 606 defines a customer as a party that has contracted with an entity to obtain goods or services that are an output of the ordinary activities of the company in exchange for consideration. SMR is not providing services to the TPAs, but instead, has contracts to collaborate with the TPAs to facilitate the administration of health benefit plans and stop-loss insurance policies to its customers, which are the business employers. The TPA will administer the purchased health benefits plan and manage the multiple service providers associated with the health benefits plan and stop-loss insurance policy. Such service providers are listed on the bindable quotes via the bindable sold case breakdown, which outlines the individual stop loss insurance and benefits service offerings selected by the business and the cost of each. Only the business employer can start or terminate the relationship with SMR. The TPA cannot start or terminate the relationship with SMR. As such, the Company has concluded that the TPAs are not customers and that the business employers are the customers of SMR pursuant to ASC 606.

Effective January 1, 2026, the Company has pivoted its services to offer pre-designed self-funded plans to employers, leveraging years of experience in selecting and managing the vendors that are essential to the plan.

Self-funded Plan Administration Services (Effective January 1, 2026)

SMR develops pre-configured, self-funded health benefit plans that integrate full administrative services and then are bundled with stop-loss insurance for employer clients. SMR delivers a comprehensive, end-to-end self-funded health plan solution spanning plan design and ongoing administration.

SMR curates and onboards a network of specialized administrative vendors, contracting directly and tailoring service configurations based on deep operational experience and sector expertise. This enables consistent execution while maintaining flexibility to meet the specific needs of employers and distribution partners.

As of March 31, 2026, SMR includes more than 100 pre-designed plans that can be efficiently configured and bundled with stop-loss coverage, significantly streamlining implementation.

This model simplifies the complexity of self-funded plan administration, materially improves operational efficiency, and provides a differentiated, flexible solution for both employers and sales agents.

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

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Program and platform management services: As a part of the Company’s overall insurance marketplace, SMR is a program manager specializing in customized self-funded benefits programs for businesses. SMR’s expertise in health benefits enables the Company to analyze, review and select vendors that have sufficient experience, which is an essential component of a health plan that is constantly evolving with its business employers based on factors such as employee headcount and a specific employee’s geographic location. SMR will then design health plans, select networks, manage vendors, and ultimately construct the benefits plans for the business employers. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to businesses. The Company throughout the contract period is actively working with the TPA to assist administration of the plan specifically due to headcount changes. SMR also serves as the total program manager coordinate between the Carrier, the TPA, the Broker, and the business employer, the Company’s customer. The Company’s service offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. This service is performed for employers to ensure that they have access to a customized health benefits program. Throughout the term of the policy, SMR is ensuring all covered employees meet the requirements and guidelines of carriers to ensure such employees of the business employer remain covered under the respective insurance policy. For these Program and Platform Management Services, the Company acts as a facilitator and does not control the underlying services prior to transfer to customers. The Company accounts for these services under ASC 606-10-25-14(b) as a series of distinct services that are substantially the same per enrolled employee and have the same pattern of transfer as the delivery of the specified services is satisfied over time, and each service is substantially the same and has the same measure of progress. Revenue related to these services are included in the “Revenues from fees” within the Condensed Consolidated Statements of Operations.

Self-funded plan administration services: SMR delivers a comprehensive, end-to-end self-funded health plan solution to business employers, spanning plan design and ongoing administration. SMR establishes independent pricing for services, and acts as the primary party responsible for service fulfillment. The Company acts as the principal under ASC 606 for these Plan administration services, as it controls the services prior to transfer to employers and is primarily responsible for fulfillment. These services are accounted for under ASC 606-10-25-14(b) as a series of distinct services that are substantially the same per enrolled employee and have the same pattern of transfer. Revenue related to these services are included in the “Revenues from fees” within the Condensed Consolidated Statements of Operations.

Each of the services above allows for the customers to simultaneously receive and consume the benefits of the Company’s performance as it performs. Services provided by SMR (either program and platform management or self-funded plan administration) and underwriting activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined.

As such, the Company has determined that it is appropriate to recognize revenue over a period of the defined contractual term. The Company has determined that the pattern of transfer of control to the customers is commensurate with its right to invoice given the fact that at the end of each reporting period, all performance obligations of the Company have been satisfied and provided to the Company’s customers, and as such, the Company records its revenue based on the sold policy enrollment.

Payments required throughout the duration of the policy start once a policy has become effective, and are subsequently due on policy effective date of the month through the duration of the policy. Given the Company’s policy terms, there are no performance obligations that remain unperformed at the end of each reporting period.

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues are as follows:

	Three Months Ended March 31,
	2026	2025
Revenues:
Revenues from underwriting modeling (ICE)	$1,577,216	$2,630,455
Revenues from fees (SMR)	7,239,069	6,302,872
Program and platform management fees	2,729,889	6,302,872
Self-funded plan administration fees	4,509,180	—
Subtotal	8,816,285	8,933,327
Contra revenue for billing adjustments	63,763	(138,298)
Contra revenue for refund liability	(108,402)	(780,045)
Total revenues	$8,771,646	$8,014,984

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Variable Consideration

With the exception of its business relationship with one particular carrier, the Company does not have variable consideration that would require constraint from the transaction price of its contracts with customers as the Company receives monthly payments either based on a fixed percentage of the monthly premiums paid by the carrier, or a fixed dollar amount based on the end users serviced during a given month.

For this particular carrier with which the Company’s business relationship had otherwise ended in 2024, the Company has an agreement that includes an unprecedented clause allowing for a potential adjustment to be evaluated in May 2026 based on evaluations to be provided by the carrier at the end of the reconciliation stage 24th month (the “Adjustment”). The agreement period consists of three stages: (i) the policy in-effect stage, covering the first 12 months from each policy effective date month (August 2023 to May 2025); (ii) the run-out stage, a six month period from the end of the policy term, covering the 13th to 18th months from each policy effective date month (August 2024 to November 2025); and (iii) the reconciliation stage, covering the 19th to 24th months from each policy effective date month (February 2025 to May 2026). The agreement covers stop-loss policies with 11 consecutive policy effective date months, and each policy is subject to all three stages. The Adjustment is assessed based on the carrier’s portfolio evaluation at the end of the reconciliation stage in May 2026. This Adjustment represents variable consideration under ASC 606.

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

For the three months ended March 31, 2026 and 2025, the Company estimated contra revenue of $108,402 and $780,045, respectively, related to the Adjustment. These amounts reduced revenue from underwriting modeling services provided to the carrier. As of March 31, 2026 and December 31, 2025, refund liabilities of $0 and $891,598 related to the Adjustment were recorded in other current liabilities, respectively. As of March 31, 2026, the Company made interim payments of $4,000,000 to the carrier in connection with the Adjustment, subject to final reconciliation. The Company retains the right to recover any overpaid amounts. The final amount is expected to be finalized upon the carrier’s evaluation and verification in May 2026, at which time a final true-up will occur. The Company will update its estimate quarterly to reflect ongoing changes in circumstances until finalization.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of March 31, 2026 and December 31, 2025, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of March 31, 2026 and December 31, 2025, there were no such capitalized costs. All eligible contract acquisition costs expensed by the Company have been included in sales and marketing expenses on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There was no significant financing components during the three months ended March 31, 2026 and 2025, respectively.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Cost of Revenues

The Company’s cost of revenues primarily consists of (i) infrastructure costs to operate its platform, such as hosting fees, fees paid to various third-party partners for access to their technology and services, and amortization expenses of the Company’s capitalized internal-use software related to its platform, (ii) costs of plan administrative services provided by the TPA designated in each pre-designed plan and other vendors assigned to each TPA, and (iii) costs related to the captive management activities. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that the risk associated with the Company’s service offerings is minimized.

Stock-Based Compensation Expense

In accordance with ASC 718, Compensation — Stock Compensation, the Company’s share-based compensation program grant awards include stock options, restricted stock awards (“RSAs”) and unrestricted stocks to officers, employees, directors and non-employees. The fair value of stock options granted in July 2023 and August 2024 was determined using the Binomial option-pricing model. The fair value of RSAs granted before the Company’s initial public offering (the “initial public offering” or the “IPO”) was based on the fair value of the Company’s common stock on the date of the grant, using the DCF method and back-solve method, respectively. The fair value of unrestricted and restricted stocks granted after the IPO is based on the closing market price on the date of the grant.

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

Net Income (Loss) Per Share

Net income (loss) per share is provided in accordance with ASC 260, Earnings per Share. The Company computes basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s Class A Common Stock and Class B common stock, $0.001 par value per share (“Class B Common Stock” and together with the Class A Common Stock, “common stock”), have identical dividend and liquidation rights and are therefore considered a single class for purposes of calculating earnings per share.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive, including unvested RSAs and outstanding stock options. For the purpose of computing diluted net income (loss) per share, RSAs and options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income (loss) per share only once the performance condition is met, and only to the extent such RSAs and options are dilutive. For the three months ended March 31, 2026, no diluted shares attributable to RSAs and options were included in the calculation of net loss per share. For the three months ended March 31, 2025, diluted shares attributable to 510,563 RSAs and 1,866,515 options were included in the calculation of net income per share.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$(1,588,281)	$498,592
Weighted average shares outstanding
Basic	57,353,021	54,619,858
Total dilutive effect of outstanding equity awards	—	2,377,078
Diluted	57,353,021	56,996,936
Net income (loss) per share
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

The following outstanding stock awards were not considered in the computation of diluted net income (loss) per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Restricted stock awards	2,873,437	—
Option awards	1,924,825	—
Total	4,798,262	—

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

3. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of March 31, 2026 and December 31, 2025, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $31,994 and $15,995 as of March 31, 2026 and December 31, 2025, respectively. This amount is included within “Loans receivable, net” on the condensed consolidated balance sheets.

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

4. Stockholders’ Equity

The Company has three classes of stock: (1) Class A Common Stock; (2) Class B Common Stock, and (3) Series A Preferred Stock.

The total number of shares of stock that the Company has authority to issue is 220,000,000, consisting of 150,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock and 20,000,000 shares of Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”).

Holders of Class B Common Stock are entitled to ten votes per share while holders of Class A Common Stock are entitled to one vote per share. Both classes of common stock vote collectively with the holders of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to one vote. In addition, the affirmative vote of a majority of the outstanding Series A Preferred Stock is required to approve certain fundamental corporate actions, including mergers, liquidations, the issuance of senior or parity equity securities, and any amendments to the Company’s governing documents that would adversely affect the rights of holders of Series A Preferred Stock.

Holders of Class A Common Stock and Class B Common Stock are entitled to dividends when, and if, declared at the discretion of the Company. However, holders of Series A Preferred Stock are entitled to receive non-cumulative dividends prior and in priority to any dividends declared on the common stock. Accordingly, no dividends may be paid on common stock unless all declared dividends on the Series A Preferred Stock have been paid or set aside for payment.

On March 27, 2026, the Company completed a PIPE financing through which it issued and sold 5,600,000 shares of Class A Common Stock, at a price of $1.25 per share. The Company received net proceeds of $6,381,000 in the PIPE after deducting placement agent fees and escrow agent fees of $619,000.

From time to time, the Company issues shares of common stock in connection with the granting of RSAs and the exercise of stock options under its equity incentive plans. For a detailed summary of these issuances and related stock-based compensation, please refer to Note 7.

As of March 31, 2026 and December 31, 2025, 53,858,276 and 46,006,000 shares of Class A Common Stock were issued and outstanding, respectively. As of March 31, 2026 and December 31, 2025, 11,700,000 shares of Class B Common Stock were issued and outstanding, respectively. As of March 31, 2026 and December 31, 2025, no shares of Series A Preferred Stock were issued and outstanding.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

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

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The rent-related expense for this lease was $20,812 for both the three months ended March 31, 2026 and 2025. The Company had no short-term leases as of March 31, 2026, and one short-term lease as of December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company made cash payments of $21,417 and $20,794 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2026:

2026	64,895
2027	66,180
Total undiscounted lease liabilities	$131,075
Less effects of discounting	(9,480)
Total lease liabilities	$121,595

The remaining lease term was 1.6 years and 1.8 years as of March 31, 2026 and as of December 31, 2025, respectively.

The discount rate used to determine the operating lease liability was 10% both as of March 31, 2026 and as of December 31, 2025.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes

Income (loss) before income taxes consists of the following:

	Three Months Ended March 31,
	2026	2025

Federal	$(2,068,350)	$684,423
Foreign	—	—
Income (loss) before income taxes	$(2,068,350)	$684,423

During the three months ended March 31, 2026 and 2025, the Company recognized an income tax benefit of $480,069 and an income tax expense of $185,831, respectively.

The Company’s income tax provision consists of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025
Current income tax expense
Federal	$—	$177,143
State	4,403	43,160
Total current income tax expense	$4,403	$220,303

Deferred income tax expense (benefit)
Federal	(343,181)	(39,234)
State	(141,291)	4,762
Total deferred income tax benefit	$(484,472)	$(34,472)

Total income tax provision	$(480,069)	$185,831

Beginning in its 2025 annual financial reporting, the Company adopted ASU 2023-09 on a prospective basis. The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the three months ended March 31, 2026 after the adoption of ASU 2023-09:

	Three Months Ended March 31, 2026
	Amount	Rate
Statutory federal income tax rate	(434,354)	21.0%
State taxes (net of federal benefit)	(62,492)	3.0
Permanent difference	3,952	(0.2)
Other	12,825	(0.6)
Effective tax rate	(480,069)	23.2%

The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the three months ended March 31, 2025 prior the adoption of ASU 2023-09:

Three Months Ended March 31, 2025
Statutory federal income tax rate	21.0%
State taxes (net of federal benefit)	5.7
Permanent difference	0.5
Effective tax rate	27.2%

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes (cont.)

The Company’s net deferred tax assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Deferred tax assets:
Net Operating Loss	861,977	388,182
Stock-based compensation	60,253	53,586
Bad debt allowance	90,806	91,828
Accrued liability	8,050	8,140
Gross deferred tax assets	$1,021,086	$541,736

Deferred tax liabilities:
Research & Development credits	(1,294,258)	(1,299,380)
ROU/Lease Liability	(31)	(31)
Total Deferred Tax Liabilities	$(1,294,289)	$(1,299,411)

Net deferred tax liabilities:	$(273,203)	$(757,675)

As of March 31, 2026, the Company had federal net operating loss carryforwards of $3,585,532, which may be carried forward indefinitely to offset future taxable income, but are subject to the 80% taxable income limitation upon utilization. Additionally, the Company had state net operating loss carryforwards of approximately $3.6 million as of March 31, 2026, which will begin to expire in 2045.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. As of March 31, 2026, the Company has not performed such an analysis evaluation the potential limitation of the Company’s net operating loss carryforwards due to the “Change in ownership” as defined under Section 382 of the Internal Revenue Code.

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

The amounts of cash income taxes paid (received) by the Company were as follows:

Three Months Ended March 31, 2026
Federal	—
State	(4,965)
Foreign	—
Total	$(4,965)

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation

2022 Equity Incentive Plan

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the restricted stock and options outstanding in the plan as of March 31, 2026 and December 31, 2025. There are no shares reserved for future issuance in the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. On October 3, 2025, the Company’s stockholders approved an amendment to the 2024 Plan to (i) increase the total number of shares of Class A common stock authorized for issuance pursuant to awards granted thereunder from 7,677,849 shares to 10,677,849 shares and (ii) to include the issuance of up to 2,000,000 shares of Class B Common Stock, and options convertible into Class B Common Stock to executive officers of the Company. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 1,288,000 shares of unrestricted stock awards and 3,623,744 shares of restricted stock awards were granted as of March 31, 2026. And 1,288,000 shares of unrestricted stock awards and 1,363,744 shares of restricted stock awards were granted as of December 31, 2025.

Some RSAs granted under the 2024 Plan have service-based vesting conditions and vest over a period from one to two years. Some RSAs granted under the 2024 Plan are subject to both service and performance-based vesting conditions. These awards vest upon the achievement of specified metrics. Depending on the award, these metrics are either measured over a concurrent service period, or act as a prerequisite that must be met to initiate a subsequent 12-month service-based vesting schedule, with the awards vesting in equal monthly installments. The assessment for this prerequisite may occur within a fixed period or be indefinite. Compensation expense for awards with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period on a straight-line basis to the extent achievement of the performance condition is probable. As of each reporting date, the Company estimates the probability that specified performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Restricted Stock Awards

Service-based RSAs

The table below identifies the service-based RSAs activity under the 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	321,060	$0.92
Granted	20,000	1.18
Vested	(53,071)	1.74
Canceled/Forfeited	—	—
Unvested as of March 31, 2026	287,989	$0.78

As of March 31, 2026, there was $146,125 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.5 years, using the straight-line method. The total fair value of the RSAs vested was $92,466 and $0 during the three months ended March 31, 2026 and 2025, respectively. The weighted-average grant-date fair value per share of RSAs granted was $1.18 during the three months ended March 31, 2026. No service-based RSAs were granted during the three months ended March 31, 2025.

Service and performance-based RSAs

The table below identifies the service and performance-based RSAs activity under the 2022 Plan and 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	386,768	$2.58
Granted	2,240,000	1.57
Vested	(33,596)	2.13
Canceled/Forfeited	(7,724)	0.71
Unvested as of March 31, 2026	2,585,448	$1.71

As of March 31, 2026, there was $177,387 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.5 years, using the straight-line method. The total fair value of the RSAs vested was $71,575 and $14,369 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $3,891,328 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $1.57 during the three months ended March 31, 2026. No service and performance-based RSAs were granted during the three months ended March 31, 2025.

Health In Tech, Inc.

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Options

The table below identifies the stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	2,151,947	$0.76	2.4	$1,805,713
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(227,122)	1.19
Balance as of March 31, 2026	1,924,825	$0.71	2.3	$1,424,371
Vested as of March 31, 2026	1,784,491	$0.71	2.3	$1,320,523
Vested and expected to vest as of March 31, 2026	1,924,825	$0.71	2.3	$1,424,371

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal quarter. There were no stock options granted or exercised during the three months ended March 31, 2026 and 2025. The total fair value of options vested during the three months ended March 31, 2026 and 2025 was $14,897 and $18,979, respectively.

As of March 31, 2026, there was $43,396 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.5 years, using the straight-line method.

8. Subsequent Events

On April 10, 2026, the Company made a cash investment of $428,571 in exchange for an 85.7% equity ownership interest in HITChain Inc. (“HITChain”), a private entity formed on January 2, 2026. The remaining 14.3% equity interest in HITChain is held by the Company’s Chief Executive Officer and Chief Financial Officer. Prior to this investment, HITChain had no material assets, liabilities, or ongoing operations.

The Company evaluated the transaction under ASC 810 Consolidation and determined that it has a controlling financial interest in HITchain. Accordingly, the Company will consolidate HITchain’s financial statements, with the remaining 14.3% ownership interest presented as a noncontrolling interest in equity.

On April 10, 2026, HITChain granted non-qualified stock options to purchase shares of its Class B common stock, $0.001 par value per share, to the Company’s Chief Executive Officer and Chief Financial Officer. Each executive received 1,000,000 options with identical terms, including an exercise price of $0.01 per share, 100% vesting on the grant date, and a 10-year term expiring on April 10, 2036. The options are subject to the terms of HITChain’s equity incentive plan.

On April 20, 2026, HITChain granted 500,000 restricted shares of its Class A common stock to the Company’s Chief AI & Marketing Officer pursuant to HITChain’s equity incentive plan. The officer departed from his position with the Company effective April 30, 2026, and commenced providing consulting services to HITChain as an independent contractor as of May 1, 2026. The restricted shares will vest in equal monthly installments over a 12-month period, commencing on the date on which certain performance conditions are satisfied, subject to the grantee’s continued service to HITChain through the applicable vesting date.

On April 8, 2026, the Company granted an aggregate of 40,794 RSAs to its three independent directors under the 2024 Plan, with 13,598 RSAs to each independent director. These awards were vested in full on the grant date, subject to the director’s requisite service in the first quarter of 2026.

On April 10, 2026, the Company granted one executive officer 5,000 RSAs under the 2024 Plan. These awards will vest in equal monthly installments over a 12-month period, commencing on April 6, 2026, subject to his continued service through each applicable vesting date.

On April 15, 2026, the Company cancelled and retired 60,068 shares of common stock surrendered by three executive officers to satisfy tax withholding obligations in connection with the net settlement of equity awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

As of March 31, 2026, we had 507 business clients in 38 states, with our services and platforms actively utilized by 608 brokers, 11 Third-Party Administrators (TPAs), and 277 additional third-party agencies. In addition, we continued the revenue growth, with revenue up 9% year-over-year in the first quarter of 2026 compared to the same period in 2025.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals.

Recent Developments

On March 25, 2026, we entered into a securities purchase agreement for a private investment in public equity financing (the “PIPE”), which closed on March 27, 2026, resulting in gross proceeds of $7.0 million, before deducting placement agent fees and offering expenses. In connection with the closing of the PIPE, we issued an aggregate of 5,600,000 shares of Class A Common Stock at a purchase price of $1.25 per share. We intend to use the net proceeds from the PIPE for sales distribution expansion, technology development, and general corporate purposes.

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

Contracted Revenue

Contracted revenue represents the aggregate gross dollar value of contractually committed revenue under active policies as of the measurement date that is expected to be recognized in future periods. Our policies are typically written for terms of 12 months, and revenue is recognized ratably over the life of the policy.

As of March 31, 2026, contracted revenue expected to be recognized during the remaining three quarters of 2026 totaled $22.9 million.

Contracted revenue provides visibility into future revenue that has been contractually secured but not yet earned or recognized, and reflects the forward revenue associated with in-force policies. We use this metric to evaluate the predictability of our revenue base and the growth of our business.

Contracted revenue is presented prior to the impact of monthly adjustments, including changes in enrolled participants, plan mix, and other factors that may affect premium and fees. Accordingly, actual revenue recognized in future periods may differ from contracted revenue.

Platform Placed Plan Value (PPPV)

Platform placed plan value represents the aggregate contractual value of self-funded health plans with stop-loss insurance (self-funded stop-loss plans) placed through our platform, covering the duration of the plans’ contractual terms. The contractual term is typically 12 months from the plan’s effective date.

In the first quarter of 2026, the platform placed $82.0 million of self-funded stop-loss plans. These consist of self-funded health plans and bundled stop-loss premiums.

Adjusted EBITDA

Adjusted EBITDA represents our net income (loss) before net interest expense, taxes and amortization expense, adjusted to eliminate stock-based compensation expense, including employer payroll taxes related to stock-based awards. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Results of Operations” in this item for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income (loss), the most comparable GAAP measurements, respectively, for the three months ended March 31, 2026 and 2025. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

Components of Operating Results

Revenues

While we generate our revenue primarily from employers and insurance carriers, we grow our business primarily from offering solutions that streamline sales processes, enhance service delivery, and reduce the sales cycle.. We offer our services through our subsidiaries. Program and platform management services and self-funded plan administration services provided by SMR and MGU activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Currently ICE does not offer underwriting services as a standalone service. In the future, we may consider offering standalone service based on different functionalities and technology deliveries.

(i)

SMR is a program manager specializing in customized self-funded benefits programs and pre-designed bundled plan options for businesses. Under its legacy program and platform management services, it does the program, selects networks and adds vendors, and sets up benefits plans on the marketplace after the vendors are selected by the brokers for the plan, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans for businesses. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers.

Starting January 1, 2026, SMR has expanded its service scope and launched the new self-funded plan administration services, enhancing its service model to deliver pre-configured, end-to-end self-funded health benefit solutions. Leveraging long-term vendor management experience, SMR develops a full suite of pre-designed customized plans bundled with stop-loss insurance coverage. The distribution partners, mainly brokers for now, are presented with over 100 configured plans. The Company curates and directly contracts with a dedicated network of specialized administrative vendors, tailoring service setups to fit employer and distribution partner needs with balanced standardization and flexibility. As of March 2026, over 100 configurable pre-designed plan options are available, which are rapidly implemented and combined with stop-loss coverage, greatly reducing plan administration complexity and driving overall operational efficiency. This enhanced service model provides employers and sales with more streamlined, differentiated and flexible self-funded plan arrangements.

The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of plans selected by the broker or other distribution partner. These fees may vary based on plan design, covered population. SMR’s fees are part of self-funded stop loss plan payments, paid by employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Three Months Ended March 31,
	2026	% of revenue	2025	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$1,468,814	16.7%	$2,351,984	29.3%
Revenues from fees (SMR)	7,302,832	83.3%	5,663,000	70.7%
Total revenues	8,771,646	100.0%	8,014,984	100.0%

Cost of revenues

Cost of revenues primarily consists of (i) infrastructure costs to operate our platform, such as hosting fees, fees paid to various third-party partners for access to their technology and services, and amortization expenses of our capitalized internal-use software related to the platform, (ii) costs of plan administrative services provided by the TPA designated in each pre-designed plan and other vendors assigned to each TPA, and (iii) costs related to the captive management activities. We mainly outsource captive management services and data services from the third-party companies. Our internal proprietary system seeks to consistently improve underwriting and services results through machine learning and data feeds. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that our risk associated with our service offerings is minimized. See Part II, “Item 1A. Risk Factors — Risks Related to our Business and Industry” for additional information on the risks associated with our service offerings.

Sales and marketing expenses

Sales and marketing expenses primarily consist of (i) costs associated with expanding the our distribution channels through third-party agents, which are variable and based on policies sold and fees collected, and (ii) costs related to the internal sales team responsible for onboarding agencies and agents onto the platform. These expenses include commissions, incentive compensation, salaries and benefits, and other related selling costs. Sales and marketing expenses also include the costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party for sales and customer acquisition.

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

Income Tax Benefit (expense)

Income tax benefit (expense) consists primarily of changes to our current and deferred federal and state tax assets and liabilities. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets and liabilities are calculated by applying the current tax rates and laws to taxable years in which such differences are expected to reverse.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Three Months Ended March 31,
	2026	% of revenue	2025	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$1,468,814	16.7%	$2,351,984	29.3%
Revenues from fees (SMR)	7,302,832	83.3%	5,663,000	70.7%
Total revenues	8,771,646	100.0%	8,014,984	100.0%

Cost of revenues	4,262,247	48.6%	2,659,585	33.2%
Gross profit	$4,509,399	51.4%	$5,355,399	66.8%

Operating expenses
Sales and marketing expenses	2,291,601	26.1%	1,090,255	13.6%
General and administrative expenses	3,455,558	39.4%	3,246,765	40.5%
Research and development expenses	920,395	10.5%	537,721	6.7%
Total operating expenses	6,667,554	76.0%	4,874,741	60.8%

Other income:
Interest income	67,471	0.8%	85,366	1.1%
Other income	22,334	0.2%	118,399	1.5%
Total other income, net	89,805	1.0%	203,765	2.6%

Income (loss) before income taxes	$(2,068,350)	(23.6)%	$684,423	8.6%

Income tax benefit (expense)	480,069	5.5%	(185,831)	(2.3)%

Net income (loss)	$(1,588,281)	(18.1)%	$498,592	6.3%
Other Financial Data:
Adjusted EBITDA(1)	$(1,288,515)	(14.7)%	$1,228,211	15.3%

(1)	We define adjusted EBITDA as net income (loss) before net interest expense, taxes and amortization expense, adjusted to eliminate stock-based compensation expense, including employer payroll taxes related to stock-based awards. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(1,588,281)	$498,592
Interest income	(67,471)	(85,366)
Amortization expense	403,467	135,983
Income tax expense (benefit)	(480,069)	185,831
Stock-based compensation expense, including employer payroll taxes related to stock-based awards	443,839	493,171
Total net adjustments	299,766	729,619
Adjusted EBITDA	$(1,288,515)	$1,228,211

Condensed Consolidated Balance Sheet Data

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$10,325,208	$7,669,754
Accounts receivable, net	3,737,647	756,288
Other receivables, net	4,328,448	3,467,814
Software	6,708,561	6,530,894
Total assets	28,966,207	23,089,961
Total liabilities	7,363,059	5,977,896
Total stockholders’ equity	21,603,148	17,112,065

Cash and cash equivalents

As of March 31, 2026, cash and cash equivalents increased by $2,655,454 to $10,325,208, from $7,669,754 as of December 31, 2025. This increase was mainly attributable to $6,336,832 in net cash provided by financing activities for the three months ended March 31, 2026. On March 27, 2026, we completed a PIPE financing through which we issued 5,600,000 shares of Class A Common Stock. Please refer to “Liquidity and Capital Resources” for additional information.

Accounts receivable, net

As of March 31, 2026, the net accounts receivable increased by $2,981,359 to $3,737,647, from $756,288 as of December 31, 2025. This increase was mainly attributable to the launch of SMR’s self-funded plan administration service effective January 1, 2026 and the growth in revenues for the three months ended March 31, 2026.

Other receivables

As of March 31, 2026, the net other receivables increased by $860,634 to $4,328,448, from $3,467,814 as of December 31, 2025. This increase was mainly attributable to the amounts due from employees in connection with statutory tax withholdings on equity awards, to be settled via net settlement arrangements.

Software

As of March 31, 2026, the balance of software increased by $177,667 to $6,708,561, from $6,530,894 as of December 31, 2025. This increase was mainly attributable to a $581,134 investment in software development, partially offset by a $403,467 increase in accumulated amortization for the three months ended March 31, 2026.

Total liabilities

As of March 31, 2026, the balance of total liabilities increased by $1,385,163 to $7,363,059, from $5,977,896 as of December 31, 2025. This increase was mainly attributable to the growth in accounts payable and accrued expenses, primarily consisting of $926,011 due to TPAs in connection with SMR’s self-funded plan administration services launched on January 1, 2026, and $581,686 due to distribution partners for the costs associated with expanding the our distribution channels through third-party agents.

Total stockholders’ equity

As of March 31, 2026, the balance of total stockholders’ equity increased by $4,491,083 to $21,603,148, from $17,112,065 as of December 31, 2025. This increase was mainly attributable to our net proceeds of $5,928,120 from our PIPE, after deducting offering costs and placement agent fees. Please refer to our Condensed Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of Three Months Ended March 31, 2026 and 2025

Revenues

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	1,468,814	16.7%	2,351,984	29.3%	(883,170)	(37.6)%
Revenues from fees (SMR)	7,302,832	83.3%	5,663,000	70.7%	1,639,832	29.0%
Program and platform management fees	2,850,676	32.5%	5,663,000	70.7%	(2,812,324)	(49.7)%
Self-funded plan administration fee	4,452,156	50.8%	—	—%	4,452,156	NM
Total revenues	8,771,646	100.0%	8,014,984	100.0%	756,662	9.4%

“NM” denotes that the percentage change is not meaningful.

Total revenues for the three months ended March 31, 2026 reached $8.8 million, up 9.4% from $8.0 million in the same period of 2025. This growth was primarily driven by offering pre-designed self-funded plans with end-to-end administrative services.

As the services provided by SMR and ICE are delivered as an interdependent and integrated solution, we evaluate their performance based on the total revenues generated. While revenues from underwriting modeling generated from ICE decreased by $0.9 million to $1.5 million, this decline was more than offset by a $1.6 million increase in revenues from fees generated from SMR, leading to a net increase in the revenues from the integrated solution.

Revenues from fees continue to outpace revenues from underwriting modeling as SMR launched the pre-designed self-funded plan administration services effective on January 1, 2026. SMR enhance its services to offer pre-designed self-funded plans to employers, leveraging years of experience selecting and managing the vendors that are essential to the plan. This new service model provides employers with more streamlined, differentiated and flexible self-funded plan arrangements.

Cost of revenues

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	4,262,247	48.6%	2,659,585	33.2%	1,602,662	15.4%

Cost of revenues increased by $1.6 million to $4.3 million for the three months ended March 31, 2026, from $2.7 million for the three months ended March 31, 2025. As a percentage of revenue, cost of revenues increased to 48.6% for the three months ended March 31, 2026, from 33.2% for the same period in 2025.

The increase was primarily attributable to costs of plan administrative services provided by the TPA and other vendors assigned to each TPA, as we continued to enhance our services and launched the pre-designed plan offerings in January 2026, which gave rise to the related plan administrative costs.

Sales and marketing expenses

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	2,291,601	26.1%	1,090,255	13.6%	1,201,346	12.5%

Sales and marketing expenses were $2.3 million for the three months ended March 31, 2026, more than doubled compared to $1.1 million for the three months ended March 31, 2025. As a percentage of revenue, sales and marketing expenses increased to 26.1% for the three months ended March 31, 2026, compared to 13.6% for the same period in 2025, primarily due to the increase in sales distribution fees with agencies, which drives revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	1,248,863	14.2%	1,231,002	15.4%	17,861	(1.2)%
Administrative division	2,206,695	25.2%	2,015,763	25.1%	190,932	0.1%
Total General and administrative expenses	3,455,558	39.4%	3,246,765	40.5%	208,793	(1.1)%

We bifurcate general and administrative expenses as follows:

Operations division — The operations division mainly consists of payroll, stock-based compensation expense and benefits expenses incurred related to our underwriting, claims management, operations development, enrollment, nursing and strategic program development personnel.

Administrative division — The administrative division mainly represents payroll, stock-based compensation expense and benefits expenses incurred related to Executives, Human Resources, Accounting, Finance and Legal related personnel.

General and administrative expenses increased by $0.2 million to $3.5 million for the three months ended March 31, 2026, from $3.3 million for the three months ended March 31, 2025. The overall increase in general and administrative expenses was primarily attributable to the increased expenses associated with being a public company, including D&O insurance, board compensation, investor relations, media outreach, etc. As a percentage of revenue, general and administrative expenses decreased to 39.4% for the three months ended March 31, 2026, from 40.5% for the same period in 2025. This decrease was primarily attributable to the improved operating leverage in our operations division, which was partially offset by increased expenses associated with being a public company.

Research and development expenses

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	920,395	10.5%	537,721	6.7%	382,674	3.8%

Research and development expenses increased by $0.4 million to $0.9 million for the three months ended March 31, 2026, from $0.5 million for the three months ended March 31, 2025. As a percentage of revenue, research and development expenses increased to 10.5% for the three months ended March 31, 2026, from 6.7% for the same period in 2025.

The personnel-related costs associated with capitalized software development decreased by $0.3 million to $0.2 million for the three months ended March 31, 2026, from $0.5 million for the same period in 2025. The decrease was primarily attributable to the changes in the composition of development projects. During the three months ended March 31, 2026, our IT remained focused on developing new functionalities and features for our next-generation platform.

Income before income taxes

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income (loss) before income taxes	(2,068,350)	(23.6)%	684,423	8.6%	(2,752,773)	(32.2)%

Income before income taxes decreased by $2.8 million to a loss of $2.1 million for the three months ended March 31, 2026, from income of $0.7 million for the three months ended March 31, 2025. This decrease was primarily attributable to the plan administrative service costs and distribution fees, which were not incurred in the same period in 2025.

Income tax benefit (expense)

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income tax benefit (expense)	480,069	5.5%	(185,831)	(2.3)%	665,900	7.8%

Provision for income taxes decreased by $0.7 million to an income tax benefit of $0.5 million for the three months ended March 31, 2026, from an income tax expense of $0.2 million for the three months ended March 31, 2025. The decrease in provision for income taxes was primarily attributable to the loss before income taxes, driven by the plan administrative service costs and distribution fees, which were not incurred in the same period in 2025.

Adjusted EBITDA

	Three Months Ended March 31,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	(1,288,515)	(14.7)%	1,228,211	15.3%	(2,516,726)	(30.0)%

Adjusted EBITDA decreased by $2.5 million to negative $1.3 million for the three months ended March 31, 2026, from $1.2 million for the three months ended March 31, 2025. As a percentage of revenue, adjusted EBITDA decreased to negative 14.7% for the three months ended March 31, 2026, from 15.3% for the same period in 2025. The decrease in adjusted EBITDA was primarily attributable to the plan administrative service costs and distribution fees, which were not incurred in the same period in 2025.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash generated from operating activities, our IPO completed in December 2024, and our PIPE financing completed in March 2026.

Our cash and cash equivalents as of March 31, 2026 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe our existing cash reserves, together with cash generated from our operating activities, will allow us to continue as a going concern at least twelve months from the date of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$(3,319,247)	$527,353
Investing activities	(362,131)	(703,475)
Financing activities	6,336,832	(98,089)
Increase (Decrease) in cash and cash equivalents	$2,655,454	$(274,211)

Operating Activities

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2026, compared to $0.5 million of net cash provided by operating activities for the same period in 2025. This shift was primarily due to the net loss in the three months ended March 31, 2026, compared to net income in the same period in 2025, along with increased working capital requirements. Cash used in operating activities for the three months ended March 31, 2026, principally resulted from net loss of $1.6 million, offset by $0.4 million in adjustments for non-cash items primarily related to amortization, deferred tax benefits and stock-based compensation expense. This also included $2.1 million of cash used to fund changes in working capital, including an increase in accounts receivable of $3.0 million, a decrease in prepaid expenses and other assets of $0.5 million, an increase in accounts payable and accrued expenses of $1.4 million, and a decrease in other current liabilities of $1.0 million.

Cash provided by operating activities for the three months ended March 31, 2025, principally resulted from net income of $0.5 million, $1.3 million in adjustments for non-cash items primarily related to amortization, provision for refund liability and stock-based compensation expense, and offset by $1.3 million of cash used to fund changes in working capital, including an increase in accounts receivable of $0.4 million, an increase in other receivables of $3.5 million, an increase in prepaid expenses and other assets of $1.0 million, an increase in accounts payable and accrued expenses of $3.4 million, and an increase in income taxes payable of $0.2 million.

Investing Activities

Cash used in investing activities decreased by $0.3 million to $0.4 million for the three months ended March 31, 2026, compared to $0.7 million for the same period in 2025. The primary use of cash in investing activities for the three months ended March 31, 2026 and 2025 were both related to the development of our proprietary AI-enabled platform, reflecting our continued investment in enhancing our technology platforms.

Financing Activities

Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2026, compared to $0.1 million of net cash used in financing activities for the same period in 2025. The increase was primarily attributable to proceeds from the issuance of Class A Common Stock in connection with our PIPE financing. For the three months ended March 31, 2025, the primary use of cash in financing activity was related to the payments of deferred offering cost for our IPO.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligations as of March 31, 2026. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	131,075	64,895	66,180	—	—

Critical Accounting Policies and Estimate

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 25, 2026, and our subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

On March 25, 2026, we entered into a securities purchase agreement with the accredited investors named in the signature pages thereto for a private investment in public equity financing (the “PIPE”), which closed on March 27, 2026, resulting in gross proceeds to us of $7.0 million, before deducting placement agent fees and offering expenses. In connection with the closing of the PIPE, and in reliance upon the exemption from registration requirements of Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, we issued an aggregate of 5,600,000 shares of Class A Common Stock at a purchase price of $1.25 per share. We received net proceeds of $6,381,000 after deducting placement agent fees and escrow agent fees of $619,000, and intend to use the net proceeds from the PIPE for sales distribution expansion, technology development, and general corporate purposes.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2(2)	Third Amended and Restated Bylaws of Health In Tech, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

(1)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Health In Tech, Inc.

Date: May 14, 2026	By:	/s/ Tim Johnson
Tim Johnson
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ LinLin Qian
LinLin Qian
Chief Financial Officer (Principal Financial and Accounting Officer)