Form 10-Q
period 2026-06-30
Health In Tech, Inc.
filed 2026-08-13
CIK 2019505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 53,834,658 shares of Class A common stock and 11,700,000 shares of Class B common stock, each with a par value of $0.001 per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain funding for our operations, including funding necessary to enhance our current systems as well as the development of additional functionalities of our systems and to expand our service offerings;

●	the success, cost and timing of our system offering development activities;

●	our ability to attract and retain key personnel;

●	our ability to hire and retain necessary qualified employees to expand our operations;

●	our ability to attract new customers to utilize our platforms;

●	our ability to develop new and enhance products and services to attract and retain customers, and to successfully monetize them;

ii

●	the impact of competition in our industry and innovation by our competitors;

●	risks related to cybersecurity incidents or other network disruptions;

●	risks related to the use of third-party artificial intelligence;

●	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business, including with respect to the insurance services industry and data privacy requirements;

●	our ability to protect our intellectual property rights and maintain and build our brand;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our platform and technology;

●	the future trading prices of our Class A common stock; and

●	potential claims relating to our intellectual property.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Health In Tech, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$6,514,813	$7,669,754
Accounts receivable, net	8,546,307	756,288
Loans receivable, net	847,993	815,995
Other receivables, net	3,392,082	3,467,814
Deferred offering costs	102,586	170,977
Prepaid expenses and other current assets	2,380,284	3,280,148
Total current assets	21,784,065	16,160,976
Non-current assets
Software	7,197,718	6,530,894
Operating lease – right of use assets	104,277	139,940
Long-term prepaid expenses	8,184	258,151
Deferred tax assets, net	540,436	—
Total non-current assets	7,850,615	6,928,985
Total assets	$29,634,680	$23,089,961

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$9,907,370	$4,188,811
Operating lease liabilities – current	81,225	76,195
Other current liabilities	—	891,598
Total current liabilities	9,988,595	5,156,604
Non-current liabilities
Deferred tax liabilities	—	757,675
Operating lease liabilities – non-current	21,713	63,617
Total non-current liabilities	21,713	821,292
Total liabilities	10,010,308	5,977,896

Commitments and contingencies (Note 5)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 53,858,083 and 46,006,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	53,858	46,006
Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11,700	11,700
Additional paid-in capital	18,365,473	11,834,121
Retained earnings	1,120,933	5,220,238
Noncontrolling interests	72,408	—
Total stockholders’ equity	19,624,372	17,112,065
Total liabilities and stockholders’ equity	$29,634,680	$23,089,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Revenues from underwriting modeling (ICE)	$1,272,647	$2,090,576	$2,741,461	$4,442,560
Revenues from fees (SMR)	6,783,973	7,223,273	14,086,805	12,886,273
Total revenues	8,056,620	9,313,849	16,828,266	17,328,833

Cost of revenues	4,134,127	3,003,979	8,396,374	5,663,564

Gross profit	$3,922,493	$6,309,870	$8,431,892	$11,665,269

Operating expenses
Sales and marketing expenses	2,215,889	1,226,738	4,507,490	2,316,993
General and administrative expenses	4,269,094	3,775,453	7,724,652	7,022,218
Research and development expenses	875,811	582,609	1,796,206	1,120,330
Total operating expenses	7,360,794	5,584,800	14,028,348	10,459,541

Other income (expense):
Interest income	69,568	108,198	137,039	193,564
Other income	100,000	—	122,334	118,399
Other expense	(52,341)	—	(52,341)	—
Total other income, net	117,227	108,198	207,032	311,963

(Loss) income before income tax expense	$(3,321,074)	$833,268	$(5,389,424)	$1,517,691

Income tax benefit (expense)	809,888	(202,637)	1,289,957	(388,468)

Net (loss) income	$(2,511,186)	$630,631	$(4,099,467)	$1,129,223

Net loss attributable to noncontrolling interests	$(162)	$—	$(162)	$—

Net (loss) income attributable to common stockholders	$(2,511,024)	$630,631	$(4,099,305)	$1,129,223

Net (loss) income per share:
Basic	$(0.04)	$0.01	$(0.07)	$0.02
Diluted	$(0.04)	$0.01	$(0.07)	$0.02

Weighted average common shares outstanding:
Basic	62,829,725	55,382,395	60,106,502	55,003,233
Diluted	62,829,725	55,632,357	60,106,502	57,004,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2025	46,006,000	$46,006	11,700,000	$11,700	$11,834,121	$5,220,238	$—	$17,112,065
Issuance of common stock in connection with private investment in public equity financing, net of offering costs and placement agent fees	5,600,000	5,600	—	—	5,922,520	—	—	5,928,120
Stock-based compensation	2,252,276	2,252	—	—	148,992	—	—	151,244
Net loss	—	—	—	—	—	(1,588,281)	—	(1,588,281)
Balance as of March 31, 2026	53,858,276	$53,858	11,700,000	$11,700	$17,905,633	$3,631,957	$—	$21,603,148
Shares surrendered for settlement of minimum statutory tax withholdings	(206,785)	(207)	—	—	(256,091)	—	—	(256,298)
Offering costs related to resale registration statement reclassified to additional paid-in capital	—	—	—	—	(75,030)	—	—	(75,030)
Stock-based compensation	206,592	207	—	—	790,961	—	1,142	792,310
Contributions from noncontrolling interests	—	—	—	—	—	—	71,428	71,428
Net loss	—	—	—	—	—	(2,511,024)	(162)	(2,511,186)
Balance as of June 30, 2026	53,858,083	$53,858	11,700,000	$11,700	$18,365,473	$1,120,933	$72,408	$19,624,372

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Stock-based compensation	58,334	58	—	—	493,113	—	493,171
Net income	—	—	—	—	—	498,592	498,592
Balance as of March 31, 2025	42,973,204	$42,973	11,700,000	$11,700	$9,666,130	$4,439,988	$14,160,791
Stock-based compensation	1,706,460	1,706	—	—	1,630,475	—	1,632,181
Net income	—	—	—	—	—	630,631	630,631
Balance as of June 30, 2025	44,679,664	$44,679	11,700,000	$11,700	$11,296,605	$5,070,619	$16,423,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,099,467)	$1,129,223
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt (recovery) expense	(2,954)	5,990
Amortization expense	723,787	271,966
Provision for refund liability	108,402	955,743
Provision for credit losses on other receivables	739,773	—
Deferred tax benefit	(1,298,111)	(66,547)
Interest income	(31,998)	(31,998)
Stock-based compensation expense	1,325,882	1,201,134
Changes in operating assets and liabilities:
Accounts receivable	(7,787,065)	359,982
Other receivables	(71,444)	(3,354,582)
Prepaid expenses and other assets	798,039	(561,907)
Operating lease right-of-use assets and liabilities, net	(1,211)	37
Accounts payable and accrued expenses	4,364,800	2,269,897
Income taxes payable	—	(170,309)
Other current liabilities	(1,000,000)	—
Net cash (used in) provided by operating activities	(6,231,567)	2,008,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(959,123)	(1,613,372)
Net cash used in investing activities	(959,123)	(1,613,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with private investment in public equity financing, net of placement agent fees and escrow agent fees	6,381,000	—
Payments of deferred offering costs	(243,608)	(106,339)
Contributions from noncontrolling interests	71,428	—
Taxes paid related to net share settlement of equity awards	(173,071)	—
Net cash provided by (used in) financing activities	6,035,749	(106,339)

(Decrease) increase in cash and cash equivalents	(1,154,941)	288,918
Cash and cash equivalents, beginning of period	7,669,754	7,849,248
Cash and cash equivalents, end of period	$6,514,813	$8,138,166

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$10,035	$625,323

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$215,911	$—
Accrued development of software included in accounts payable and accrued expenses	$430,386	$265,243
Reclassification of deferred offering costs to additional paid-in capital upon private investment in public equity financing	$527,910	$—
Stock-based compensation capitalized for software development	$19,454	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Health In Tech, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Health in Tech, Inc. (collectively with SMR, Hi Card, ICE, and, beginning April 10, 2026, HITChain (defined below), “HIT” or the “Company”) through its subsidiaries, simplifies sales, service processes and reduces sales cycle time for third-party administrators and brokers. HIT was incorporated in November 2021 in the State of Nevada, and is based in Stuart, Florida. The Company was created with the intention of consolidating each of three standalone entities into a single organization: Stone Mountain Risk, LLC (“SMR”), Health Intelligence Card, LLC (“Hi Card”), and International Captive Exchange, LLC (“ICE”) (the “subsidiaries”).

HITChain Inc. (“HITChain”), was incorporated as a Delaware corporation on January 2, 2026, to develop a blockchain-enabled healthcare insurance claims processing platform. This platform aims to establish an immutable, transparent and efficient claims ecosystem to reduce administrative costs and improve trust across all stakeholders. HITChain completed its initial capitalization on April 10, 2026. The Company contributed $428,571 in exchange for Class A common stock, representing an 85.72% economic interest and 28.58% voting interest. The Company’s Chief Executive Officer and Chief Financial Officer each contributed $35,714 in exchange for Class B common stock, representing a 7.14% economic interest and 35.71% voting interest each. Each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to 15 votes. Except for the differences in voting rights, the Class A and Class B common stock have identical economic rights and other terms, including rights with respect to dividends and distributions and rights upon liquidation.

The Company’s unaudited consolidated financial statements include the accounts of HIT, its wholly owned subsidiaries, and HITChain beginning April 10, 2026, for which the Company has been deemed to be the primary beneficiary under ASC 810 (see Note 2).

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2026.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of June 30, 2026 and December 31, 2025, the Company did not have a material balance of long-lived assets located outside of the United States.

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

The Company determined that HITChain is VIE because its equity investment at risk is not sufficient to finance its expected activities without additional subordinated financial support.

The Company also determined that it is the primary beneficiary of HITChain. This conclusion was based on the following:

●	The Company holds 85.72% of HITChain’s economic interest but 28.58% of its voting interest through Class A common stock. The Company’s Chief Executive Officer and Chief Financial Officer each hold 7.14% of HITChain’s economic interest and, together, 71.42% of its voting interest through Class B common stock. The Company, together with its related-party group, has the power to direct the activities that most significantly affect HITChain’s economic performance, such as software development strategy, commercialization decisions and financing activities.

●	The Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to HITChain.

●	Among the members of the related-party group, the Company is the party most closely associated with HITChain, as it holds the substantial majority of HITChain’s economic interest.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

HITChain did not meet the definition of a business as of April 10, 2026. Upon initial consolidation of HITChain, the Company recognized a loss of $37,341, primarily attributable to formation-related liabilities incurred by HITChain prior to its initial capitalization.

By the end of May 2026, following an internal business review, the Company transferred certain in-development software assets with a carrying amount of $699,164 to HITChain. The transfer was recorded at carrying value, with no gain or loss recognized. HITChain recorded a corresponding intercompany payable to the Company, which was eliminated in consolidation. Subsequent to the transfer and through June 30, 2026, the Company continued to fund HITChain’s development activities. HITChain recorded the related amounts as an intercompany payable, which was eliminated in consolidation.

The following table summarizes the carrying amounts of the assets and liabilities of HITChain included in the Company’s unaudited consolidated financial statements as of June 30, 2026:

June 30, 2026
Assets
Cash and cash equivalents	$428,461
Software	753,485
Deferred tax assets, net	309
Total assets	$1,182,255
Liabilities
Accounts payable and accrued expenses	$43,764
Total liabilities	$43,764

The assets of HITChain can only be used to settle the obligations of HITChain and are not available to satisfy the obligations of the Company. The creditors of HITChain have no recourse to the general credit of the Company.

The Company consolidated HITChain beginning April 10, 2026. The remaining 14.28% economic interest in HITChain is presented as noncontrolling interests in the accompanying unaudited consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit with original maturities less than three months, which are unrestricted as to withdrawal or use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended June 30, 2026 and December 31, 2025. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

For the three and six months ended June 30, 2026 and 2025, one stop-loss insurance carrier (“Carrier A”) individually represented greater than 10% of Company’s total gross revenues. Revenue from Carrier A accounted for 15.7% and 17.0% of the Company’s total gross revenues for the three and six months ended June 30, 2026, respectively. The amount due from Carrier A was approximately 20.6% of accounts receivable as of June 30, 2026. For the three and six months ended June 30, 2025, revenue from Carrier A accounted for 27.4% and 26.5% of the Company’s total gross revenues for the three and six months ended June 30, 2025, respectively. The amount due from Carrier A was approximately 32.8% of accounts receivable as of June 30, 2025. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenues from Business Employer Customers

The Company does not have significant concentration of revenues from any of its business employer customers. The Company has a diversified customer base and did not have any business employer that accounted for more than 2.5% or 1.5% of the Company’s total gross revenues for the three and six months ended June 30, 2026 and 2025, respectively. No individual business employer accounted for more than 4.0% of accounts receivable, net as of June 30, 2026 and 2025.

Concentration of Cost of Revenues Service Providers

For the three months ended June 30, 2026, the Company’s three primary service providers represented 28.3%, 17.5% and 14.7% of the Company’s cost of revenues, respectively. For the six months ended June 30, 2026, these three primary service providers accounted for 32.3%, 16.3% and 13.3% of the Company’s cost of revenues, respectively. As of June 30, 2026, they accounted for 40.3%, 4.7% and 9.7% of accounts payable balance, respectively. For the three months ended June 30, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 80.3%, 6.0% and 5.0% of the Company’s cost of revenues, respectively. For the six months ended June 30, 2025, these three primary service providers accounted for 78.8%, 6.4% and 5.2% of the Company’s cost of revenues, respectively. As of June 30, 2025, they accounted for 60.3%, 2.9% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes one third-party Artificial Intelligence (“AI”) data service provider. For the three and six months ended June 30, 2026, this provider accounted for 4.4% and 4.3% of the Company’s cost of revenues. As of June 30, 2026, this provider accounted for 1.6% of accounts payable balance. For the three and six months ended June 30, 2025 this provider accounted for 6.0% and 6.4% of the Company’s cost of revenues, respectively. As of June 30, 2025, this provider accounted for 2.9% of accounts payable balance. The Company previously utilized two AI data services companies, as pricing was more advantageous than utilizing other vendors within this sector. While the Company has historically utilized these AI data service companies, the Company believes that, if necessary, it could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during the three and six months ended June 30, 2026 and 2025. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2025, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2025. The Company had one lease classified as short-term leases as of December 31, 2025. During the three months ended March 31, 2026, the Company terminated the short-term lease agreement. The Company had no leases classified as short-term leases as of June 30, 2026.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $0 as of June 30, 2026 and December 31, 2025, respectively.

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2025, the Company’s monthly revenue provision was 1.3% of total revenues. The provision for customers ending their 12-month plan as of December 31, 2025 without completion of reconciliation was $143,251. The total provision amounted to $634,982 or 1.7% of total revenues for the year ended December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $287,651 as of December 31, 2025. In the first half year of 2026, the Company completed the reconciliation for customer policies that ended as of December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $0 as of June 30, 2026. Starting from January 2026, the Company’s monthly revenue provision was 1.7% of total revenues, which was based on the full review of 2025 revenue adjustments. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $202,671 as of June 30, 2026. This incorporates three separate categories:

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

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

When entering into a stop-loss insurance policy, a business employer can elect to purchase discounted stop-loss insurance policies premiums from the Carrier by agreeing to return any positive balance in claim fund. These claim funds are held in the name of the business employer, and the Carrier has no claim to these funds until the policy and the policy run-out period ends, which is 18 months following commencement of the policy term (the “Policy End Date”). The “run-out period” refers to six-month period after the policy or plan has expired during which claims can still be submitted and processed. After the Policy End Date, any funds remaining in the claim fund belong to the Carrier. The Carrier will provide the business employers with a reconciliation of what amounts are specifically owed. This is based on the amount of funds in the business employers’ claim fund account, and the value of claims incurred during the policy and run-out period (the “Deferred Administrative Surplus”). The Deferred Administrative Surplus is owned by the Carrier and not subject any contingencies other than the ability to collect from the business employer.

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

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% the estimated face value of the 2023 Purchase and 20% of estimated face value of 2025 Purchase. This was due to the Carrier does not have the sufficient resources and procedures to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of policies with the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of June 30, 2026, the Company collected $1,272,413 for the 2023 Purchase and $290,283 for the 2025 Purchase. The lower collection amount related to the 2025 Purchase is a result of a substantial majority of the underlying policies remaining in the reconciliation process of the Deferred Administrative Surplus, for which the Company initiates collection requests to business employers only upon the completion of such reconciliations.

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326, Financial Instruments — Credit Losses. Furthermore, the Company only has approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables both as of June 30, 2026 and as of December 31, 2025. The Company collected $12,224 under the Deferred Administrative Surplus during the six months ended June 30, 2026. The Company collected $165,802 under the Deferred Administrative Surplus during the six months ended June 30, 2025. Payments made for purchases and collections from the Deferred Administrative Surplus are included in the “other receivables” line of operating activities in the Company’s Consolidated Statements of Cash Flows.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Set forth below is an illustrative roll-forward based on actual figures for the three and six months ended June 30, 2026.

	2023 Purchase	2025 Purchase	Total
Purchases	$1,650,000	$3,481,684	$5,131,684
Accumulated Collections	(1,272,413)	(278,059)	(1,550,472)
Provision and write-offs	(377,587)	—	(377,587)
Balance as of December 31, 2025, net	$—	$3,203,625	$3,203,625
Purchases	—	—	—
Collections	—	(12,224)	(12,224)
Provision and write-offs	—	—	—
Balance as of March 31, 2026, net	$—	$3,191,401	$3,191,401
Purchases	—	—	—
Collections	—	—	—
Provision and write-offs	—	(739,773)	(739,773)
Balance as of June 30, 2026, net	$—	$2,451,628	$2,451,628

The Company separately assessed if an allowance for credit losses was necessary for this Other Receivables. In estimating the allowance, the Company considers factors including the aging and collection history of the receivables, the length of time amounts have remained outstanding, information obtained through the collection process, and other relevant facts and circumstances affecting expected collectability. Other Receivables are written off after all collection attempts have been exhausted. Credit loss expense recognized on Deferred Administrative Surplus, which is presented in General and administrative expenses in the Company’s Consolidated Statements of Operations, was $739,773 for the three and six months ended June 30, 2026 and $0 for the three and six months ended June 30, 2025. The credit loss expense of $739,773 relates to the 2025 Purchase and no credit loss expense was recognized for the three and six months ended June 30, 2026 associated with the 2023 Purchase. No income was recognized on the Deferred Administrative Surplus in any of the periods presented, as collections received did not exceed the carrying value of the receivable. Under the Company’s nonaccrual approach, income is recognized only upon actual cash receipt to the extent that amounts received exceed the carrying value of the receivable at the time of collection.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. The Company has assessed this receivable for potential credit losses, noting none as of June 30, 2026 and December 31, 2025, respectively. The Company recorded this loan receivable at amortized cost on the consolidated balance sheets. See Note 3.

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. In accordance with ASC 350-40, Intangibles — Goodwill and Other: Internal-Use Software, the Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the design, coding, installation, and testing of the software have been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. In September 2025, an expansion of the eDIYBS system was also completed and placed into service. As such, the Company has entered the eDIYBS system in the post-implementation phase. The Company has amortized $320,320 and $723,787 of the capitalized costs associated with eDIYBS and other systems for the three and six months ended June 30, 2026, respectively, and $135,983 and $271,966 for the three and six months ended June 30, 2025, respectively, which is included in the cost of revenues line item of the Company’s Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Company capitalized $809,478 and $1,390,611, respectively, of software development costs, and $919,000 and $1,828,615 during the three and six months ended June 30, 2025, respectively.

Impairment of Long Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the three and six months ended June 30, 2026 and 2025.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

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

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company has business relationships with licensed brokers, as licensed brokers register on the Company’s platform to select and sell benefits plans and stop loss policies to employers as discussed above. However, there is no contractual relationship between the Company or any of its subsidiaries and the brokers. The Company’s platform provides credentialing for licensed brokers, allowing them to access its marketplace to select and sell self-funded benefits plans for the business employer at no cost. Brokers are paid by the businesses, with no contractual relationship between the Company and the brokers, only a credentialing process, and free access is provided.

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

As of June 30, 2026, SMR includes more than 100 pre-designed plans that can be efficiently configured and bundled with stop-loss coverage, significantly streamlining implementation.

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

The Company’s performance obligations related to its revenue can be summarized as follows:

Underwriting modeling and risk services: As a part of the Company’s overall insurance marketplace, ICE provides underwriting modelling, machine learning-driven underwriting services, and risk services to its customers. Through its web-based SaaS quoting platform, eDIYBS (Enhance Do It Yourself Benefit System), brokers log in to eDIYBS, upload census, select plans and generate bindable quotes. eDIYBS medically underwrites each employer. ICE continues to assess risks and may re-underwrite based on underwriting risk guidelines provided by carriers. Any enrollment changes in a business can have large fluctuations during a policy period that may trigger a re-underwrite. ICE not only monitors and manages these activities but also facilitates insurance reporting. Revenue related to these services are included in the “Revenues from underwriting modeling” within the Consolidated Statements of Operations. These services are provided by ICE for carriers. Unlike the Company’s other performance obligations, the Company’s agreements for its underwriting modeling and risk performance obligations are with stop loss carriers. Under these agreements, the Company develops and maintains all underwriting models, defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The purpose of these services is to ensure that the stop loss carrier is assuming an appropriate amount of risk when taking on a new insurance policy, and further that the premiums being charged are appropriate based upon the population of the new insurance policy (age, demographic, etc.).

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Program and platform management services: As a part of the Company’s overall insurance marketplace, SMR is a program manager specializing in customized self-funded benefits programs for businesses. SMR’s expertise in health benefits enables the Company to analyze, review and select vendors that have sufficient experience, which is an essential component of a health plan that is constantly evolving with its business employers based on factors such as employee headcount and a specific employee’s geographic location. SMR will then design health plans, select networks, and sets up the benefits plan for the business employers. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans to businesses. The Company throughout the contract period is actively working with the TPA to assist administration of the plan specifically due to headcount changes. The Company’s service offerings encompass reference-based pricing, group insurance captives, community health plans, and association health programs. This service is performed for employers to ensure that they have access to a customized health benefits program. For these Program and Platform Management Services, the Company acts as a facilitator and does not control the underlying services prior to transfer to customers. The Company accounts for these services under ASC 606-10-25-14(b) as a series of distinct services that are substantially the same per enrolled employee and have the same pattern of transfer as the delivery of the specified services is satisfied over time, and each service is substantially the same and has the same measure of progress. Revenue related to these services are included in the “Revenues from fees” within the Consolidated Statements of Operations.

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

Each of the services above allows for the customers to simultaneously receive and consume the benefits of the Company’s performance as it performs. Services provided by SMR (either program and platform management or self-funded plan administration) and underwriting modeling and risk services provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined.

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

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenues from underwriting modeling (ICE)	$1,272,647	2,767,848	$2,849,863	5,398,303
Revenues from fees (SMR)	6,831,192	6,814,122	14,070,261	13,116,994
Program and platform management fees	1,790,447	6,814,122	4,520,336	13,116,994
Self-funded plan administration fees	5,040,745	—	9,549,925	—
Subtotal	8,103,839	9,581,970	16,920,124	18,515,297
Contra revenue for billing adjustments	(47,219)	(92,423)	16,544	(230,721)
Contra revenue for refund liability	—	(175,698)	(108,402)	(955,743)
Total revenues	$8,056,620	9,313,849	$16,828,266	17,328,833

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Variable Consideration

With the exception of its business relationship with one stop-loss insurance carrier, the Company does not have variable consideration that would require constraint from the transaction price of its contracts with customers as the Company receives monthly payments either based on a fixed percentage of the monthly premiums paid by the carrier, or a fixed dollar amount based on the end users serviced during a given month paid by employers. The Company has reviewed all contracts with its customers and determined that, other than the contract described below, none include terms that could result in the Company refunding amounts to a carrier or receiving variable cash flows.

For this stop-loss insurance carrier, with which the Company’s new policy underwriting otherwise ended in 2024, ICE entered into a Program Manager Agreement (the “Agreement”), effective August 1, 2023. Under the Agreement, ICE provides underwriting modeling and risk program services in connection with self-funded stop-loss policies issued by the carrier and charges the carrier a Manager Fee of up to 12% of gross written premiums. Pursuant to Addendum 3 to the Agreement, the Manager Fee is subject to a Manager Fee Adjustment (the “Adjustment”) that may reduce the fee retained by ICE, ranging from $nil to the full Manager Fee of 12% of gross written premiums. The Manager Fee constitutes variable consideration in its entirety, as the amount ICE is ultimately entitled to retain depends on the Adjustment. The carrier pays ICE the Manager Fee monthly based on gross written premiums collected in the preceding month, with any Adjustment determined and settled separately.

The Agreement covers 11 consecutive policy batches from August 2023 through June 2024 (each group of policies sharing the same effective date month, a “policy batch”). Each policy batch passes through three stages: (i) a 12-month in-effect stage; (ii) a six-month run-out stage, during which claims are submitted — upon completion, claims data for that batch is substantially complete; and (iii) a six-month reconciliation stage, during which submitted claims are reviewed and finalized.

At agreement inception and through December 31, 2024, none of the policy batches had completed their run-out period. Based on the Company’s industry experience and ongoing monitoring of each policy batch’s performance, the performance of the underlying policies was favorable at each reporting date. Accordingly, the Company assessed the probability of any meaningful Adjustment as remote, and the estimated transaction price for each policy batch equaled the full Manager Fee of 12% of gross written premiums. No revenue reduction was recorded in 2023 or 2024.

During 2025, as each policy batch completed its run-out period, the claims data for that batch became substantially complete, providing the Company with updated information to reflect in its transaction price estimates. For policy batches where the updated information indicated adverse performance, the Company concluded that the probability of a meaningful Adjustment was no longer remote and reduced the estimated transaction price accordingly. The Company updates its transaction price estimates at each reporting date to reflect the information then available.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

For the three and six months ended June 30, 2026, the Company estimated contra revenue of $0 and $108,402, respectively, and $175,698 and $955,743 for the three and six months ended June 30, 2025, respectively, related to the Adjustment. These amounts reduced revenue from underwriting modeling services provided to the carrier. The cumulative reduction in revenue recorded through June 30, 2026 was $4.0 million, comprising approximately $3.9 million in 2025 and approximately $0.1 million in the first quarter of 2026. As of June 30, 2026 and December 31, 2025, refund liabilities of $0 and $891,598 related to the Adjustment were recorded in other current liabilities, respectively. As of June 30, 2026, the Company has made interim payments of $4,000,000 to the carrier in connection with the Adjustment, subject to final reconciliation. The Company retains the right to recover any overpaid amounts. Subsequent to the completion of the interim payment schedule, the carrier asserted an additional claim of up to approximately $400,000 in connection with the Adjustment during the second quarter of 2026. The Company is currently evaluating the merits of the additional claim and the parties are engaged in ongoing negotiations. Given the early stage of negotiations, the amount of any additional obligation, if any, cannot be reasonably estimated at this time, and no additional provision has been recorded as of June 30, 2026. The Company will continue to update its estimates at each reporting date to reflect the information then available.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of June 30, 2026 and December 31, 2025, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of June 30, 2026 and December 31, 2025, there were no such capitalized costs. All eligible contract acquisition costs expensed by the Company have been included in sales and marketing expenses on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There were no significant financing components during the three and six months ended June 30, 2026 and 2025, respectively.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Cost of Revenues

The Company’s cost of revenues primarily consists of direct costs attributable to operating its platform and delivering platform-enabled services, many of which vary with the volume of services delivered, (i) infrastructure costs to operate its platform, such as hosting fees, fees paid to various third-party partners for access to their technology and services, and amortization expenses of the Company’s capitalized internal-use software related to its platform, (ii) costs of plan administrative services provided by the TPA designated in each pre-designed plan and other vendors assigned to each TPA, and (iii) costs related to the captive management activities. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that the risk associated with the Company’s service offerings is minimized. Personnel costs associated with underwriting oversight, claims management, enrollment support and other operational functions are classified as general and administrative expenses. These employees support the Company’s overall operating platform and service infrastructure across its portfolio of carrier and employer relationships, rather than performing activities that are directly identifiable to a specific revenue contract or separately priced service deliverable.

Stock-Based Compensation Expense

In accordance with ASC 718, Compensation — Stock Compensation, the Company’s share-based compensation program provides for the grant of stock options, restricted stock awards (“RSAs”) and unrestricted stock awards to officers, employees, directors and non-employees. The fair value of stock options granted in July 2023 and August 2024 was determined using the binomial option-pricing model. The fair value of RSAs granted before the Company’s initial public offering (the “initial public offering” or the “IPO”) was based on the fair value of the Company’s common stock on the date of the grant, using the discounted cash flow method and back-solve method, respectively. The fair value of unrestricted and restricted stock granted after the IPO is based on the closing market price on the date of the grant.

Effective April 10, 2026, following the consolidation of HITChain, the Company’s stock-based compensation expense also includes equity awards granted under HITChain’s equity incentive plan. HITChain’s share-based compensation program grant awards include stock options and RSAs to officers, directors and non-employees. The fair value of stock options granted was determined using the binomial option-pricing model. The fair value of RSAs granted was based on the fair value of HITChain’s common stock on the date of the grant. See Note 7 for further details.

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

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive, including unvested RSAs and outstanding stock options. For the purpose of computing diluted net income (loss) per share, RSAs and options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income (loss) per share only once the performance condition is met, and only to the extent such RSAs and options are dilutive. For the three and six months ended June 30, 2026, no diluted shares attributable to RSAs or options were included in the calculation of net loss per share. For the three months ended June 30, 2025, diluted shares attributable to 249,962 RSAs were included in the calculation of net income per share. For the six months ended June 30, 2025, diluted shares attributable to 445,693 RSAs and 1,555,144 options were included in the calculation of net income per share.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(2,511,024)	$630,631	$(4,099,305)	$1,129,223
Weighted average shares outstanding
Basic	62,829,725	55,382,395	60,106,502	55,003,233
Total dilutive effect of outstanding equity awards	—	249,962	—	2,000,837
Diluted	62,829,725	55,632,357	60,106,502	57,004,070
Net (loss) income per share attributable to common stockholders
Basic	$(0.04)	$0.01	$(0.07)	$0.02
Diluted	$(0.04)	$0.01	$(0.07)	$0.02

The following outstanding stock awards were not considered in the computation of diluted net income (loss) per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock awards	2,690,457	934,327	2,690,457	934,327
Option awards	1,900,825	2,296,505	1,900,825	—
Total	4,591,282	3,230,832	4,591,282	934,327

Health In Tech, Inc.

Notes to Consolidated Financial Statements

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

3. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of June 30, 2026 and December 31, 2025, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $47,993 and $15,995 as of June 30, 2026 and December 31, 2025, respectively. This amount is included within “Loans receivable, net” on the consolidated balance sheets.

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

On March 27, 2026, the Company completed a public equity financing (the “PIPE”) through which it issued and sold 5,600,000 shares of Class A Common Stock, at a price of $1.25 per share. The Company received net proceeds of $6,381,000 in the PIPE after deducting placement agent fees and escrow agent fees of $619,000.

On June 15, 2026, the Company issued 95,238 RSAs outside of its equity incentive plans to a consulting firm in reliance upon the exemption from the securities registration requirements of the Securities Act of 1933, as amended, afforded by the provisions of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder, in exchange for consulting services. For further details regarding the related stock-based compensation, please refer to Note 7.

As of June 30, 2026 and December 31, 2025, 53,858,083 and 46,006,000 shares of Class A Common Stock were issued and outstanding, respectively. As of both June 30, 2026 and December 31, 2025, 11,700,000 shares of Class B Common Stock were issued and outstanding. As of both June 30, 2026 and December 31, 2025, no shares of Series A Preferred Stock were issued and outstanding.

From time to time, the Company issues shares of common stock in connection with the granting of RSAs and the exercise of stock options under its equity incentive plans. For a detailed summary of these issuances and related stock-based compensation, please refer to Note 7.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

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

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. For the three and six months ended June 30, 2026 and 2025, the rent-related expenses for this lease were $20,812 and $41,624, respectively. The Company had no short-term leases as of June 30, 2026, and one short-term lease as of December 31, 2025.

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

During the three and six months ended June 30, 2026, the Company made cash payments of $21,417 and $42,834 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Consolidated Balance Sheet as of June 30, 2026:

2026	43,477
2027	66,180
Total undiscounted lease liabilities	$109,657
Less effects of discounting	(6,719)
Total lease liabilities	$102,938

The remaining lease term was 1.3 years and 1.8 years as of June 30, 2026 and December 31, 2025, respectively.

The discount rate used to determine the operating lease liability was 10% both as of June 30, 2026 and December 31, 2025.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

6. Income Taxes

(Loss) income before income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Federal	$(3,321,074)	833,268	$(5,389,424)	1,517,691
Foreign	—	—	—	—
(Loss) income before income taxes	$(3,321,074)	833,268	$(5,389,424)	1,517,691

During the three and six months ended June 30, 2026, the Company recognized an income tax benefit of $809,888 and $1,289,957, respectively. During the three and six months ended June 30, 2025, the Company recognized an income tax expense of $202,637 and $388,468, respectively.

The Company’s income tax provision consists of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax expense
Federal	$—	$193,516	$—	$370,659
State	3,751	41,195	8,154	84,356
Total current income tax expense	$3,751	$234,711	$8,154	$455,015

Deferred income tax benefit
Federal	(796,224)	(25,402)	(1,139,405)	(64,637)
State	(17,415)	(6,672)	(158,706)	(1,910)
Total deferred income tax benefit	$(813,639)	$(32,074)	$(1,298,111)	$(66,547)

Total income tax provision	$(809,888)	$202,637	$(1,289,957)	$388,468

Beginning in its 2025 annual financial reporting, the Company adopted ASU 2023-09 on a prospective basis. The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the three and six months ended June 30, 2026 after the adoption of ASU 2023-09:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Amount	Rate	Amount	Rate
Statutory federal income tax rate	(697,391)	21.0%	(1,131,745)	21.0%
State taxes (net of federal benefit)	(105,171)	3.2	(167,663)	3.1
Permanent difference	(9,900)	0.3	(5,948)	0.1
Other	2,574	(0.1)	15,399	(0.3)
Effective tax rate	(809,888)	24.4%	(1,289,957)	23.9%

The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the three and six months ended June 30, 2025 prior to the adoption of ASU 2023-09:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Statutory federal income tax rate	21.0%	21.0%
State taxes (net of federal benefit)	3.1	4.3
Permanent difference	0.2	0.3
Effective tax rate	24.3%	25.6%

Health In Tech, Inc.

Notes to Consolidated Financial Statements

6. Income Taxes (cont.)

The Company’s net deferred tax assets and liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Deferred tax assets:
Net Operating Loss	1,612,058	388,182
Stock-based compensation	80,333	53,586
Bad debt allowance	263,634	91,828
Accrued liability	8,065	8,140
Gross deferred tax assets	$1,964,090	$541,736

Deferred tax liabilities:
Research & Development credits	(1,423,623)	(1,299,380)
Right of use assets/Lease Liability	(31)	(31)
Total Deferred Tax Liabilities	$(1,423,654)	$(1,299,411)

Net deferred tax assets (liabilities):	$540,436	$(757,675)

As of June 30, 2026, the Company had federal net operating loss carryforwards of approximately $6.7 million, which may be carried forward indefinitely to offset future taxable income, but are subject to the 80% taxable income limitation upon utilization. Additionally, the Company had state net operating loss carryforwards of approximately $6.7 million as of June 30, 2026. Certain state net operating loss carryforwards may be carried forward indefinitely, while the remaining carryforwards begin to expire in 2033 through 2055, depending on the applicable state jurisdiction. State net operating loss carryforwards are also subject to various state-specific utilization limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. As of June 30, 2026, the Company has not performed such an analysis evaluation the potential limitation of the Company’s net operating loss carryforwards due to the “Change in ownership” as defined under Section 382 of the Internal Revenue Code.

The Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance at the end of each fiscal quarter. Based on all available positive and negative evidence, including forecasts of future taxable income and statutory carryforward periods, management concluded that it is more likely than not that its deferred tax assets will be realized. Accordingly, no valuation allowance was required as of June 30, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to the U.S. federal tax system. Among other provisions, the OBBBA restored immediate expensing for certain domestic research and experimental (“R&E” ) expenditures, provided potential retroactive relief or accelerated deductions for previously capitalized R&E costs, reinstated EBITDA-based limitations for interest expense deductions, and made certain business tax incentives permanent. The OBBBA did not have a material impact on the Company¡¯s income tax benefit or expense, or related tax assets and liabilities, for the period ended June 30, 2026. The Company plans to expense qualifying domestic R&E costs beginning in 2025 and accelerate the amortization of previously capitalized and unamortized R&E costs. The Company does not intend to apply retroactive treatment to prior tax periods.

The amounts of cash income taxes paid by the Company were as follows:

Six Months Ended June 30, 2026
Federal	—
State	10,035
Foreign	—
Total	$10,035

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation

HIT Equity Awards

2022 Equity Incentive Plan

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, RSAs and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the RSAs and options outstanding thereunder as of June 30, 2026 and December 31, 2025. There are no shares reserved for future issuance under the 2022 Plan.

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. On October 3, 2025, the Company’s stockholders approved an amendment to the 2024 Plan to (i) increase the total number of shares of Class A common stock authorized for issuance pursuant to awards granted thereunder from 7,677,849 shares to 10,677,849 shares and (ii) include the issuance of up to 2,000,000 shares of Class B Common Stock and options convertible into Class B Common Stock to executive officers of the Company. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, RSAs, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 1,288,000 shares of unrestricted stock and 3,749,538 RSAs were granted as of June 30, 2026, and 1,288,000 shares of unrestricted stock and 1,363,744 RSAs were granted as of December 31, 2025.

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

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Restricted Stock Awards

Service-based RSAs

The table below identifies service-based RSA activity under the 2024 Plan and certain awards granted outside of the Company’s equity incentive plans for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	321,060	$0.92
Granted (1)	161,032	1.15
Vested	(225,713)	1.09
Canceled/Forfeited	(14,440)	0.68
Unvested as of June 30, 2026	241,939	$0.92

(1) On June 15, 2026, the Company granted 95,238 RSAs to a consulting firm outside of its equity incentive plans at a grant-date fair value of $1.05 per share, subject to vesting monthly over a 6-month period commencing on June 15, 2026.

As of June 30, 2026, there was $196,188 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.4 years, using the straight-line method. The total fair value of the RSAs vested was $246,596 and $6,568 during the six months ended June 30, 2026 and 2025, respectively. The weighted-average grant-date fair value per share of RSAs granted was $1.15 and $0.64 during the six months ended June 30, 2026 and 2025, respectively.

Service and performance-based RSAs

The table below identifies service and performance-based RSA activity under the 2022 Plan and the 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	386,768	$2.58
Granted	2,320,000	1.55
Vested	(250,526)	1.72
Canceled/Forfeited	(7,724)	0.71
Unvested as of June 30, 2026	2,448,518	$1.70

As of June 30, 2026, there was $1,356,808 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.4 years, using the straight-line method. The total fair value of the RSAs vested was $401,649 and $439,465 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $2,125,400 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $1.55 and $0.66 during the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, the Company cancelled and retired 206,785 and 0 shares of common stock, respectively, surrendered by three executive officers to satisfy tax withholding obligations in connection with the net settlement of service and performance-based RSAs.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Options

The table below identifies stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	2,151,947	$0.76	2.4	$1,805,713
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(251,122)	1.14
Balance as of June 30, 2026	1,900,825	$0.71	2.0	$570,248
Vested as of June 30, 2026	1,807,269	$0.71	2.0	$542,181
Vested and expected to vest as of June 30, 2026	1,900,825	$0.71	2.0	$570,248

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal quarter. There were no stock options granted or exercised during the six months ended June 30, 2026 and 2025. The total fair value of options vested during the six months ended June 30, 2026 and 2025 was $29,794 and $483,141, respectively.

As of June 30, 2026, there was $28,661 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.4 years, using the straight-line method.

HITChain Equity Awards

2026 Equity Incentive Plan

On April 10, 2026, HITChain adopted and approved the 2026 Equity Incentive Plan (the “2026 Plan”), which provides for the issuance of 5,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of HITChain, each with par value $0.001 per share, for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2026 Plan provides for the grant of stock options, unrestricted stock awards, RSAs, stock appreciation rights, restricted stock units and performance stock units. Under the 2026 Plan, 500,000 RSAs and 2,000,000 stock options were granted as of June 30, 2026.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

Restricted Stock Awards

Service and performance-based RSAs

The table below identifies service and performance-based RSA activity for shares of Class A Common Stock under the 2026 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	—	$—
Granted	500,000	0.01
Vested	—	—
Canceled/Forfeited	—	—
Unvested as of June 30, 2026	500,000	$0.01

As of June 30, 2026, there was no unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. As of June 30, 2026, there was $3,550 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $0.01 during the six months ended June 30, 2026.

Options

The table below identifies the stock options activity for shares of Class B Common Stock granted to the Company’s Chief Executive Officer and Chief Financial Officer under the 2026 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	—	$—	—	$—
Granted	2,000,000	0.01	10.0
Exercised	—	—
Canceled/Forfeited	—	—
Balance as of June 30, 2026	2,000,000	$0.01	9.8	$—
Vested as of June 30, 2026	2,000,000	$0.01	9.8	$—
Vested and expected to vest as of June 30, 2026	2,000,000	$0.01	9.8	$—

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the estimated per share fair value of the HITChain’s common stock at the measurement date. There were no stock options exercised during the six months ended June 30, 2026. The weighted-average fair value of options granted during the six months ended June 30, 2026 was $0.004 per share. The total fair value of options vested during the six months ended June 30, 2026 was $8,000. As of June 30, 2026, there was no unrecognized compensation cost.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation (cont.)

The estimated fair value of stock options was calculated using the binomial option-pricing model, based on the following range of assumptions:

Six Months Ended June 30, 2026
Expected volatility	58.35%
Risk-free interest rate	4.48%
Exercise multiples	2.80
Expected dividend yield	—%
Forfeited rates	—%
Fair market value per common share	0.01

Expected volatilities are based on historical volatilities of the similar public companies’ common shares over the respective expected term of the share-based awards. Risk-free interest rate is based on the yield of U.S. Treasury Strips with maturity terms similar to the expected term on the share-based awards. The exercise multiples are the share price multiples upon which the employees are likely to exercise share options. Fair market value per common share is the market value of HITChain’s stocks on the grant date. The shares of common stock to be issued upon the exercise of stock options are made available from authorized and unissued common stock.

8. Subsequent Events

Equity Awards and Share Cancellation

On July 8, 2026, the Company granted an aggregate of 56,601 RSAs to its three independent directors under the 2024 Plan, with 18,867 RSAs to each independent director. These awards were vested in full on the grant date, subject to the director’s requisite service in the second quarter of 2026.

On July 15, 2026, the Company cancelled and retired 80,026 shares of Class A common stock surrendered by three executive officers to satisfy tax withholding obligations in connection with the net settlement of equity awards.

Board Changes

On August 10, 2026, Sanjay Shrestha, a member of the Board of Directors of the Company (the “Board”) resigned from the Board, effective immediately. In connection with his resignation from the Board, Mr. Shrestha also resigned from all committees of the Board on which he served, including the Audit Committee, Nominating and Governance Committee and Compensation Committee of the Board. Mr. Shrestha’s resignation was in relation to other professional and personal commitments and not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Convertible Financing

On August 12, 2026 (the “Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”) pursuant to which the Company has the right, but not the obligation, to sell up to $20 million (the “Commitment Amount”) of shares of the Company’s Class A common stock (such shares issuable under the SEPA, “Common Shares”) to the Investor, subject to certain conditions and limitations set forth in the SEPA, including a resale registration statement covering the Common Shares (a “Registration Statement”) having been filed by the Company and declared effective by the SEC pursuant to the terms of a related registration rights agreement (the “Registration Rights Agreement”) to be entered into between the Company and the Investor in connection with the funding and closing of the first Pre-Paid Advance (as defined below) under the SEPA on or about August 18, 2026. Common Share issuances under the SEPA are subject to a 4.99% beneficial ownership limitation and an exchange cap of 13,100,378 shares (the “Exchange Cap”), representing approximately 19.99% of the Company’s outstanding Class A and Class B common stock, subject to adjustment in accordance with the SEPA and applicable Nasdaq requirements.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

8. Subsequent Events (cont.)

Pursuant to the SEPA, the Investor has agreed to provide the Company with pre-paid advances (each, a “Pre-Paid Advance”) in an aggregate principal amount of up to $15 million, to be evidenced by convertible promissory notes (the “Promissory Notes”). The Pre-Paid Advances are expected to be funded in three tranches consisting of a first tranche of $7 million, a second tranche of $3 million and a third tranche of up to $5 million, subject to the satisfaction of specified conditions. The first tranche is expected to be advanced on the fourth trading day following the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and the second tranche is expected to be advanced on the later of October 21, 2026 and the second trading day following the initial Registration Statement first becoming effective. The third tranche, if requested by the Company, is subject to the Investor’s agreement in its sole and absolute discretion and may be funded in a principal amount of up to $5 million.

Each Pre-Paid Advance will be funded at a 5% purchase price discount to the principal amount of the applicable Promissory Note. The Promissory Notes will bear interest at 8.75% per annum (increasing to 18% upon certain events of default as specified therein) and will mature 18 months from the closing date of the first $7 million Pre-Paid Advance. The Promissory Notes are convertible into shares of the Company’s Class A common stock at a fixed conversion price of $1.5735 per share, subject to certain anti-dilution and price-adjustment provisions and a floor price of $0.204 per share. The Promissory Notes are subject to scheduled installment payments beginning 60 days after issuance, consisting of principal, a 4% payment premium, and accrued and unpaid interest. Installment payments may be satisfied in cash or through the application of net proceeds from sales of Common Shares under the SEPA, in which case the 4% payment premium does not apply.

Pursuant to the SEPA, the Company has agreed, among other things, (i) to enter into the Registration Rights Agreement, (ii) to, within 90 calendar days of the Effective Date, subject to applicable Nasdaq rules and regulations, seek approval by the Company’s shareholders of (A) the issuance of Common Shares in an amount up to the Commitment Amount (without regard to the Exchange Cap) and (B) the issuance of the maximum number of shares of Class A common stock issuable upon conversion of the Promissory Notes (without regard to the Exchange Cap), and (iii) until the Promissory Notes have been paid in full, not to (A) repay any loans to any of its executives or employees or make any payments in respect of related party debt, (B) other than with the Investor, enter into any Variable Rate Transaction (as defined in the SEPA), including the issuance or sale of Class A common stock or securities convertible into, exchangeable or exercisable therefor, at a conversion, exchange or exercise price that varies with the trading price of the Class A common stock or is subject to being reset at some date after such securities’ initial issuance, (C) enter into any at-the-market agreement unless a specified affiliate of the Investor is the sole executing broker on such facility, with said specified affiliate additionally granted a participation right of at least 33% of any such facility for a period ending 12 months from the date of the first Pre-Paid Advance closing, or (D) without the prior written consent of the Investor, enter into any Indebtedness or Liens, each as defined in the SEPA, other than as permitted therein.

Pursuant to the Registration Rights Agreement, and subject to certain exceptions contained therein, the Company will be required to file a Registration Statement with the SEC to register the Common Shares issuable under the SEPA for resale within twenty one (21) calendar days of the Effective Date, to use its commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth therein, and to keep the Registration Statement effective until (i) the date that all registrable securities covered by the Registration Statement have been sold, thereunder or pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), or (ii) termination of the SEPA, which SEPA shall terminate automatically on the earlier of (x) 36 months from the Effective Date, provided all outstanding Promissory Notes have been repaid, and (y) the date on which the Investor shall have made an aggregate of Pre-Paid Advances to the Company for a number of Common Shares equal to the Commitment Amount.

The SEPA provides for a commitment fee, which is earned as of the Effective Date, equal to 1.0% of the Commitment Amount, or $200,000, of which one-half, due within three days of the Effective Date, is payable in cash or through issuance of a number of shares of Class A common stock calculated using such shares’ daily volume-weighted average price during the three trading days preceding the Effective Date, and the remaining one-half is payable by the six-month anniversary of the Effective Date, as well as a $25,000 structuring fee. In connection with the SEPA financing, on August 10, 2026, the Company entered into an engagement agreement with Independent Investment Bankers, Corp. (“IIB”), pursuant to which IIB is entitled to a success fee equal to 6.5% of the gross principal amount of each Pre-Paid Advance, payable at the respective closing thereof. Certain of the Company’s subsidiaries, including SMR, ICE and Hi Card, will guarantee the Company’s obligations under the SEPA, the Promissory Notes and the other related transaction documents pursuant to a Global Guaranty Agreement to be entered into concurrently with the closing of the first Pre-Paid Advance.

As of the date of this filing, the Company had not received any proceeds under or issued any Common Shares or Promissory Notes pursuant to the SEPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

As of June 30, 2026, we had 396 business clients in 38 states, with our services and platforms actively utilized by 629 brokers, 10 Third-Party Administrators (TPAs), and 294 additional third-party agencies. For the first half of 2026, total revenues were $16.8 million, a slight decrease of approximately 3% compared to $17.3 million for the same period in 2025. The decrease was primarily attributable to the onboarding of a new stop-loss insurance carrier, which caused sales delays to later months. The onboarding of the new carrier and certain portfolio transfers between carriers were designed to provide greater options and flexibility to employers. Because we recognize revenue ratably over the contractual term of each policy beginning on its effective date, this represents a timing shift in revenue recognition rather than a reduction in underlying business volume and moving a portion of expected 2026 revenue recognition into 2027. The new carrier was onboarded during the second quarter of 2026, and we expect the transition to be substantially complete by September 2026 and the business volume to recover during the third quarter of 2026 as the transition progresses. The carrier transition also resulted in an increase in the balance of accounts receivable and accounts payable as of June 30, 2026, as further discussed below.

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

Contracted Revenue

Contracted Revenue represents the total revenue expected to be generated over the contractual term of self-funded health plan policies placed through our platform. Standard self-funded plan policies generally have a contractual term of 12 months, while our Three-Year Rate Stabilization Program is designed with a 36-month contractual term. Revenue is recognized under U.S. GAAP on a straight-line basis over the policy term, beginning on the policy’s effective date. Accordingly, Contracted Revenue represents revenue that has been contractually secured but has not yet been fully recognized under U.S. GAAP, providing an indication of future revenue expected from existing contracts.

Contracted Revenue totaled $32.3 million for the first half of 2026, of which $17.3 million was recognized as GAAP revenue in the first half of 2026. The remaining $14.0 million and $1.0 million are expected to be recognized as GAAP revenue in the second half of 2026 and in 2027, respectively.

Contracted revenue is presented prior to the impact of monthly adjustments, including changes in enrolled participants, plan mix, and other factors that may affect premium and fees. Accordingly, actual revenue recognized in future periods may differ from contracted revenue.

Pipeline Revenue

Pipeline Revenue represents revenue from self-funded plan policies that are being quoted, are in binding status, or have been contracted subsequent to the end of the reporting period. This metric reflects the entire contractual term of the underlying policies, some of which may not ultimately convert to revenue.

As of July 31, 2026, we had approximately $66.3 million Pipeline Revenue, of which $1.9 million was contracted, while the remaining $64.4 million is in the quoting or binding stage.

Platform Placed Plan Value (PPPV)

Platform Placed Plan Value represents the aggregate contractual value of self-funded health plans with stop-loss insurance (self-funded stop-loss plans) placed through our platform during the fiscal year through the applicable fiscal quarter end, measured over each plan’s full contractual term of typically 12 or 36 months from the plan’s effective date. PPPV reflects the total economic value flowing through the platform, including premium, claim funding, and administrative fees, and is a measure of platform transaction volume rather than an indication of our own revenue or take rate.

As of June 30, 2026, the platform placed $84.0 million of self-funded stop-loss plans.

Adjusted EBITDA

Adjusted EBITDA represents our net income (loss) attributable to common stockholders before net interest income, taxes and amortization expense, adjusted to eliminate stock-based compensation expense, including employer payroll taxes related to stock-based awards, provision for credit losses on other receivables and other non-recurring items. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Results of Operations” in this item for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income (loss) attributable to common stockholders, the most comparable GAAP measurements, respectively, for the three and six months ended June 30, 2026 and 2025. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

Components of Operating Results

Revenues

While we generate our revenue primarily from employers and insurance carriers, we grow our business primarily from offering solutions that streamline sales processes, enhance service delivery, and reduce the sales cycle. We offer our services through our subsidiaries. Program and platform management services and self-funded plan administration services provided by SMR and MGU activities provided by ICE (including eDIYBS) are interdependent, as they cannot function effectively without being combined. Currently ICE does not offer underwriting services as a standalone service. In the future, we may consider offering standalone service based on different functionalities and technology deliveries.

(i)

SMR is a program manager specializing in customized self-funded benefits programs and pre-designed bundled plan options for businesses. Under its legacy program and platform management services, it creates the program, selects networks and adds vendors, and sets up benefits plans on the marketplace after the vendors are selected by the brokers for the plan, including benefits structures, coverage options, and provider networks. Licensed brokers log in to the marketplace to select and sell self-funded benefits plans for businesses. SMR collaborates with TPAs and licensed brokers to design health plans that meet the specific needs of employers.

Starting January 1, 2026, SMR has expanded its service scope and launched the new self-funded plan administration services, enhancing its service model to deliver pre-configured, end-to-end self-funded health benefit solutions. Leveraging long-term vendor management experience, SMR develops a full suite of pre-designed customized plans bundled with stop-loss insurance coverage. The distribution partners, mainly brokers for now, are presented with over 100 configured plans. The Company curates and directly contracts with a dedicated network of specialized administrative vendors, tailoring service setups to fit employer and distribution partner needs with balanced standardization and flexibility. As of June 2026, over 100 configurable pre-designed plan options are available, which are rapidly implemented and combined with stop-loss coverage, greatly reducing plan administration complexity and driving overall operational efficiency. This enhanced service model provides employers and sales with more streamlined, differentiated and flexible self-funded plan arrangements.

The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of plans selected by the broker or other distribution partner. These fees may vary based on plan design, covered population. SMR’s fees are part of self-funded stop loss plan payments, paid by employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of revenue	2025	% of revenue	2026	% of revenue	2025	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$1,272,647	15.8%	$2,090,576	22.4%	$2,741,461	16.3%	$4,442,560	25.6%
Revenues from fees (SMR)	6,783,973	84.2%	7,223,273	77.6%	14,086,805	83.7%	12,886,273	74.4%
Total revenues	8,056,620	100.0%	9,313,849	100.0%	16,828,266	100.0%	17,328,833	100.0%

Cost of revenues

Cost of revenues primarily consists of direct costs attributable to operating its platform and delivering platform-enabled services, many of which vary with the volume of services delivered, (i) infrastructure costs to operate our platform, such as hosting fees, fees paid to various third-party partners for access to their technology and services, and amortization expenses of our capitalized internal-use software related to the platform, (ii) costs of plan administrative services provided by the TPA designated in each pre-designed plan and other vendors assigned to each TPA, and (iii) costs related to the captive management activities. We mainly outsource captive management services and data services from the third-party companies. Our internal proprietary system seeks to consistently improve underwriting and services results through machine learning and data feeds. The captive management activities include introducing new carriers, conducting due diligence on carriers, conducting feasibility studies to determine the viability to be a stop-loss carrier on the platform, negotiating terms and contracts, coordinating audit requests, managing relationship with unrelated carriers and their regulators and auditor firms to ensure that our risk associated with our service offerings is minimized. Personnel costs associated with underwriting oversight, claims management, enrollment support and other operational functions are classified as general and administrative expenses. These employees support the our overall operating platform and service infrastructure across our portfolio of carrier and employer relationships, rather than performing activities that are directly identifiable to a specific revenue contract or separately priced service deliverable. See Part II, “Item 1A. Risk Factors — Risks Related to our Business and Industry” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 25, 2026 for additional information on the risks associated with our service offerings.

Sales and marketing expenses

Sales and marketing expenses primarily consist of (i) costs associated with expanding our distribution channels through third-party agents, which are variable and based on policies sold and fees collected, and (ii) costs related to the internal sales team responsible for onboarding agencies and agents onto the platform. These expenses include commissions, incentive compensation, salaries and benefits, and other related selling costs. Sales and marketing expenses also include the costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party for sales and customer acquisition.

General and administrative expenses

General and administrative expenses primarily consist of personnel-related costs and related expenses for our executives, finance, legal, human resources, technical support, and operations personnel, as well as the costs associated with professional fees for external legal, accounting, and other consulting services, and insurance premiums. Personnel in the operations division, including those providing underwriting oversight, claims management, enrollment support and other operational functions, are classified as general and administrative because they support our overall operating platform and service infrastructure across our portfolio of carrier and employer relationships, rather than performing activities directly attributable to specific revenue contracts or separately priced service deliverables.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of revenue	2025	% of revenue	2026	% of revenue	2025	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$1,272,647	15.8%	$2,090,576	22.4%	$2,741,461	16.3%	$4,442,560	25.6%
Revenues from fees (SMR)	6,783,973	84.2%	7,223,273	77.6%	14,086,805	83.7%	12,886,273	74.4%
Total revenues	8,056,620	100.0%	9,313,849	100.0%	16,828,266	100.0%	17,328,833	100.0%

Cost of revenues	4,134,127	51.3%	3,003,979	32.3%	8,396,374	49.9%	5,663,564	32.7%
Gross profit	$3,922,493	48.7%	$6,309,870	67.7%	$8,431,892	50.1%	$11,665,269	67.3%

Operating expenses
Sales and marketing expenses	2,215,889	27.5%	1,226,738	13.2%	4,507,490	26.8%	2,316,993	13.4%
General and administrative expenses	4,269,094	53.0%	3,775,453	40.5%	7,724,652	45.9%	7,022,218	40.5%
Research and development expenses	875,811	10.9%	582,609	6.3%	1,796,206	10.7%	1,120,330	6.5%
Total operating expenses	7,360,794	91.4%	5,584,800	60.0%	14,028,348	83.4%	10,459,541	60.4%

Other income (expense):
Interest income	69,568	0.9%	108,198	1.2%	137,039	0.8%	193,564	1.2%
Other income	100,000	1.2%	—	—%	122,334	0.7%	118,399	0.7%
Other expense	(52,341)	(0.6)%	—	—%	(52,341)	(0.3)%	—	—%
Total other income, net	117,227	1.5%	108,198	1.2%	207,032	1.2%	311,963	1.9%

(Loss) Income before income tax expense	$(3,321,074)	(41.2)%	$833,268	8.9%	$(5,389,424)	(32.1)%	$1,517,691	8.8%

Income tax benefit (expense)	809,888	10.1%	(202,637)	(2.2)%	1,289,957	7.7%	(388,468)	(2.2)%

Net (loss) income	$(2,511,186)	(31.1)%	$630,631	6.7%	$(4,099,467)	(24.4)%	$1,129,223	6.6%

Net loss attributable to noncontrolling interests	(162)	—%	—	—%	(162)	—%	—	—%

Net (loss) income attributable to common stockholders	(2,511,024)	(31.1)%	630,631	6.7%	(4,099,305)	(24.4)%	1,129,223	6.6%

Other Financial Data:
Adjusted EBITDA(1)	$(1,333,077)	(16.5)%	$1,569,016	16.8%	$(2,621,592)	(15.6)%	$2,797,227	16.1%

(1)	We define adjusted EBITDA as net (loss) income attributable to common stockholders before net interest income, taxes and amortization expense, adjusted to eliminate stock-based compensation expense, including employer payroll taxes related to stock-based awards, provision for credit losses on other receivables and other non-recurring items. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss) attributable to common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation from Net (Loss) Income Attributable to Common Stockholders to Adjusted EBITDA:
Net (loss) income attributable to common stockholders	$(2,511,024)	$630,631	$(4,099,305)	$1,129,223
Interest income	(69,568)	(108,198)	(137,039)	(193,564)
Amortization expense	320,320	135,983	723,787	271,966
Income tax (benefit) expense	(809,888)	202,637	(1,289,957)	388,468
Stock-based compensation expense, including employer payroll taxes related to stock-based awards	959,969	707,963	1,403,808	1,201,134
Provision for credit losses on other receivables	739,773	—	739,773	—
Other non-recurring items	37,341	—	37,341	—
Total net adjustments	1,177,947	938,385	1,477,713	1,668,004
Adjusted EBITDA	$(1,333,077)	$1,569,016	$(2,621,592)	$2,797,227

Consolidated Balance Sheet Data

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$6,514,813	$7,669,754
Accounts receivable, net	8,546,307	756,288
Other receivables, net	3,392,082	3,467,814
Software	7,197,718	6,530,894
Total assets	29,634,680	23,089,961
Total liabilities	10,010,308	5,977,896
Total stockholders’ equity	19,624,372	17,112,065

Cash and cash equivalents

As of June 30, 2026, cash and cash equivalents decreased by $1,154,941 to $6,514,813, from $7,669,754 as of December 31, 2025. This decrease was mainly attributable to the net cash used in operating activities, partially offset by proceeds from a private investment in the PIPE during the six months ended June 30, 2026.

Accounts receivable, net

As of June 30, 2026, the net accounts receivable increased by $7,790,019 to $8,546,307, from $756,288 as of December 31, 2025. This increase was mainly attributable to delayed collections from the prior carrier during the transition period. We expect collections to normalize as the carrier transition is completed in the third quarter of 2026.

Software

As of June 30, 2026, the balance of software increased by $666,824 to $7,197,718, from $6,530,894 as of December 31, 2025. This increase was mainly attributable to a $1,390,611 investment in software development, partially offset by a $723,787 increase in accumulated amortization for the six months ended June 30, 2026.

Total liabilities

As of June 30, 2026, the balance of total liabilities increased by $4,032,412 to $10,010,308, from $5,977,896 as of December 31, 2025. This increase was mainly attributable to the growth in accounts payable and accrued expenses, driven by delayed payments to vendors resulting from the temporary slowdown in collections from the prior carrier during the transition period, consistent with our back-to-back payment structure.

Total stockholders’ equity

As of June 30, 2026, the balance of total stockholders’ equity increased by $2,512,307 to $19,624,372, from $17,112,065 as of December 31, 2025. This increase was mainly attributable to our net proceeds of $5,928,120 from our PIPE, after deducting offering costs and placement agent fees. Please refer to our unaudited Consolidated Statements of Changes in Stockholders’ Equity for additional information.

Comparison of Three months ended June 30, 2026 and 2025

Revenues

	Three months ended June 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	1,272,647	15.8%	2,090,576	22.4%	(817,929)	(39.1)%
Revenues from fees (SMR)	6,783,973	84.2%	7,223,273	77.6%	(439,300)	(6.1)%
Program and platform management fees	1,825,226	22.7%	7,223,273	77.6%	(5,398,047)	(74.7)%
Self-funded plan administration fee	4,958,747	61.5%	—	—%	4,958,747	NM
Total revenues	8,056,620	100.0%	9,313,849	100.0%	(1,257,229)	(13.5)%

“NM” denotes that the percentage change is not meaningful.

Total revenues for the three months ended June 30, 2026 were $8.1 million, a decrease of 13.5% from $9.3 million in the same period of 2025. The decline was primarily attributable to the onboarding of a new stop-loss insurance carrier, as the operational transition and coordination between new and existing carrier caused temporary delays in sales. The onboarding of the new carrier and certain portfolio transfers between carriers were designed to provide greater options and flexibility to employers. Because we recognize revenue ratably over the 12 or 36-month contract term of each policy beginning on its effective date, this represents a timing shift in revenue recognition rather than a reduction in underlying business volume and moving a portion of expected 2026 revenue recognition into 2027. The new carrier was onboarded during the second quarter of 2026, and we expect the transition to be substantially complete by September 2026.

Although the services provided by SMR and ICE are delivered as an interdependent and integrated solution and we evaluate their performance based on the total revenues generated, we provide the following breakdown for transparency. Revenues from underwriting modeling generated from ICE decreased by $0.8 million to $1.3 million, and revenues from fees generated from SMR decreased by $0.4 million to $6.8 million.

The decrease in revenues from underwriting modeling was larger than the decrease in revenues from fees, as SMR launched the pre-designed self-funded plan administration services effective on January 1, 2026. SMR enhances its services to offer pre-designed self-funded plans to employers, leveraging years of experience selecting and managing the vendors that are essential to the plan. This new service model provides employers with more streamlined, differentiated and flexible self-funded plan arrangements.

Cost of revenues

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	4,134,127	51.3%	3,003,979	32.3%	1,130,148	19.0%

Cost of revenues increased by $1.1 million to $4.1 million for the three months ended June 30, 2026, from $3.0 million for the three months ended June 30, 2025. As a percentage of revenue, cost of revenues increased to 51.3% for the three months ended June 30, 2026, from 32.3% for the same period in 2025.

The increase was primarily attributable to costs of plan administrative services provided by the TPA and other vendors assigned to each TPA, as we continued to enhance our services and launched the pre-designed plan offerings in January 2026, which gave rise to the related plan administrative costs.

Sales and marketing expenses

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	2,215,889	27.5%	1,226,738	13.2%	989,151	14.3%

Sales and marketing expenses were $2.2 million for the three months ended June 30, 2026, compared to $1.2 million for the three months ended June 30, 2025. As a percentage of revenue, sales and marketing expenses increased to 27.5% for the three months ended June 30, 2026, compared to 13.2% for the same period in 2025, primarily due to the increase in sales distribution fees with agencies, which drives revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	741,391	9.2%	1,555,462	16.7%	(814,071)	(7.5)%
Administrative division	3,527,703	43.8%	2,219,991	23.8%	1,307,712	20.0%
Total General and administrative expenses	4,269,094	53.0%	3,775,453	40.5%	493,641	12.5%

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

General and administrative expenses increased by $0.5 million to $4.3 million for the three months ended June 30, 2026, from $3.8 million for the three months ended June 30, 2025. The increase was primarily attributable to a provision for credit losses on other receivables of $0.7 million related to the Deferred Administrative Surplus, partially offset by lower operations division personnel costs resulting from workforce optimization initiatives. As a percentage of revenue, general and administrative expenses increased to 53.0% for the three months ended June 30, 2026, from 40.5% for the same period in 2025, primarily reflecting the credit loss provision and temporarily lower revenues due to the operational transitioning and readiness of onboarding a new carrier in the period.

Research and development expenses

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	875,811	10.9%	582,609	6.3%	293,202	4.6%

Research and development expenses increased by $0.3 million to $0.9 million for the three months ended June 30, 2026, from $0.6 million for the three months ended June 30, 2025. As a percentage of revenue, research and development expenses increased to 10.9% for the three months ended June 30, 2026, from 6.3% for the same period in 2025.

The increase was primarily attributable to our continued investment in technology development, driven by higher personnel costs as we expanded the development team.

As development activities progressed, a greater portion of work during the three months ended June 30, 2026 was directed toward earlier-stage research and new feature exploration, which does not meet the criteria for capitalization. Accordingly, the personnel-related costs associated with capitalized software development decreased by $0.3 million to $0.2 million for the three months ended June 30, 2026, from $0.5 million for the same period in 2025. During the three months ended June 30, 2026, our IT remained focused on developing new functionalities and features for our next-generation platform.

(Loss) income before income taxes

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(Loss) income before income taxes	(3,321,074)	(41.2)%	833,268	8.9%	(4,154,342)	(50.1)%

Income before income taxes decreased by $4.1 million to a loss of $3.3 million for the three months ended June 30, 2026, from income of $0.8 million for the three months ended June 30, 2025. This decrease was primarily attributable to temporarily lower revenues due to the onboarding of a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, and increased investment in sales, marketing and technology to support long-term growth.

Income tax benefit (expense)

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income tax benefit (expense)	809,888	10.1%	(202,637)	(2.2)%	1,012,525	12.3%

Provision for income taxes decreased by $1.0 million to an income tax benefit of $0.8 million for the three months ended June 30, 2026, from an income tax expense of $0.2 million for the three months ended June 30, 2025. The decrease in provision for income taxes was primarily attributable to the loss before income taxes, driven by temporarily lower revenues due to the onboarding of a new carrier, higher plan administrative service costs, and increased investment in sales, marketing and technology.

Adjusted EBITDA

	Three months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	(1,333,077)	(16.5)%	1,569,016	16.8%	(2,902,093)	(33.3)%

Adjusted EBITDA decreased by $2.9 million to negative $1.3 million for the three months ended June 30, 2026, from $1.6 million for the three months ended June 30, 2025. As a percentage of revenue, adjusted EBITDA decreased to negative 16.5% for the three months ended June 30, 2026, from 16.8% for the same period in 2025. The decrease in adjusted EBITDA was primarily attributable to temporarily lower revenues due to the onboarding of a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, and increased investment in sales, marketing and technology to support long-term growth.

Comparison of Six months ended June 30, 2026 and 2025

Revenues

	Six months ended June 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	2,741,461	16.3%	4,442,560	25.6%	(1,701,099)	(38.3)%
Revenues from fees (SMR)	14,086,805	83.7%	12,886,273	74.4%	1,200,532	9.3%
Program and platform management fees	4,675,902	27.8%	12,886,273	74.4%	(8,210,371)	(63.7)%
Self-funded plan administration fee	9,410,903	55.9%	—	—%	9,410,903	NM
Total revenues	16,828,266	100.0%	17,328,833	100.0%	(500,567)	(2.9)%

“NM” denotes that the percentage change is not meaningful.

Total revenues for the six months ended June 30, 2026 reached $16.8 million, down 2.9% from $17.3 million in the same period of 2025. The decline was primarily attributable to onboarding of a new stop-loss insurance carrier, as the operational transition and coordination between new and existing carrier caused temporary delays in sales. The onboarding of the new carrier and certain portfolio transfers between carriers were designed to provide greater options and flexibility to employers. Because we recognize revenue ratably over the 12 or 36-month contract term of each policy beginning on its effective date, this represents a timing shift in revenue recognition rather than a reduction in underlying business volume and moving a portion of expected 2026 revenue recognition into 2027. The new carrier was onboarded during the second quarter of 2026, and we expect the transition to be substantially complete by September 2026.

Although the services provided by SMR and ICE are delivered as an interdependent and integrated solution and we evaluate their performance based on the total revenues generated, we provide the following breakdown for transparency. While revenues from underwriting modeling generated from ICE decreased by $1.7 million to $2.7 million, this decline was partially offset by a $1.2 million increase in revenues from fees generated from SMR, resulting in a net decrease of $0.5 million in total revenues from the integrated solution.

Revenues from fees continue to outpace revenues from underwriting modeling as SMR launched the pre-designed self-funded plan administration services effective on January 1, 2026. SMR enhances its services to offer pre-designed self-funded plans to employers, leveraging years of experience selecting and managing the vendors that are essential to the plan. This new service model provides employers with more streamlined, differentiated and flexible self-funded plan arrangements.

Cost of revenues

	Six months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	8,396,374	49.9%	5,663,564	32.7%	2,732,810	17.2%

Cost of revenues increased by $2.7 million to $8.4 million for the six months ended June 30, 2026, from $5.7 million for the six months ended June 30, 2025. As a percentage of revenue, cost of revenues increased to 49.9% for the six months ended June 30, 2026, from 32.7% for the same period in 2025.

The increase was primarily attributable to costs of plan administrative services provided by the TPA and other vendors assigned to each TPA, as we continued to enhance our services and launched the pre-designed plan offerings in January 2026, which gave rise to the related plan administrative costs.

Sales and marketing expenses

	Six months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	4,507,490	26.8%	2,316,993	13.4%	2,190,497	13.4%

Sales and marketing expenses were $4.5 million for the six months ended June 30, 2026, nearly doubled compared to $2.3 million for the six months ended June 30, 2025. As a percentage of revenue, sales and marketing expenses increased to 26.8% for the six months ended June 30, 2026, compared to 13.4% for the same period in 2025, primarily due to the increase in sales distribution fees with agencies, which drives revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Six months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	1,990,253	11.8%	2,786,464	16.1%	(796,211)	(4.3)%
Administrative division	5,734,399	34.1%	4,235,754	24.4%	1,498,645	9.7%
Total General and administrative expenses	7,724,652	45.9%	7,022,218	40.5%	702,434	5.4%

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

General and administrative expenses increased by $0.7 million to $7.7 million for the six months ended June 30, 2026, from $7.0 million for the six months ended June 30, 2025. The increase was primarily attributable to a provision for credit losses on other receivables of $0.7 million related to the Deferred Administrative Surplus, partially offset by lower operations division personnel costs resulting from workforce optimization initiatives. As a percentage of revenue, general and administrative expenses increased to 45.9% for the six months ended June 30, 2026, from 40.5% for the same period in 2025, primarily reflecting the credit loss provision and temporarily lower revenues due to the operational transitioning and readiness of onboarding a new carrier in the period.

Research and development expenses

	Six months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	1,796,206	10.7%	1,120,330	6.5%	675,876	4.2%

Research and development expenses increased by $0.7 million to $1.8 million for the six months ended June 30, 2026, from $1.1 million for the six months ended June 30, 2025. As a percentage of revenue, research and development expenses increased to 10.7% for the six months ended June 30, 2026, from 6.5% for the same period in 2025.

The increase was primarily attributable to our continued investment in technology development, driven by higher personnel costs as we expanded the development team.

As development activities progressed, a greater portion of work during the six months ended June 30, 2026 was directed toward earlier-stage research and new feature exploration, which does not meet the criteria for capitalization. Accordingly, the personnel-related costs associated with capitalized software development decreased by $0.6 million to $0.5 million for the six months ended June 30, 2026, from $1.1 million for the same period in 2025. During the six months ended June 30, 2026, our IT remained focused on developing new functionalities and features for our next-generation platform.

(Loss) income before income taxes

	Six months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(Loss) income before income taxes	(5,389,424)	(32.1)%	1,517,691	8.8%	(6,907,115)	(40.9)%

Income before income taxes decreased by $6.9 million to a loss of $5.4 million for the six months ended June 30, 2026, from income of $1.5 million for the six months ended June 30, 2025. This decrease was primarily attributable to temporarily lower revenues due to the onboarding of a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, and increased investment in sales, marketing and technology to support long-term growth.

Income tax benefit (expense)

	Six months ended June 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income tax benefit (expense)	1,289,957	7.7%	(388,468)	(2.2)%	1,678,425	9.9%

Provision for income taxes decreased by $1.7 million to an income tax benefit of $1.3 million for the six months ended June 30, 2026, from an income tax expense of $0.4 million for the six months ended June 30, 2025. The decrease in provision for income taxes was primarily attributable to the loss before income taxes, driven by temporarily lower revenues due to the onboarding of a new carrier, higher plan administrative service costs, and increased investment in sales, marketing and technology.

Adjusted EBITDA

	Six months ended June 30,				Period-to-Period
	2026		2025		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	(2,621,592)	(15.6)%	2,797,227	16.1%	(5,418,819)	(31.7)%

Adjusted EBITDA decreased by $5.4 million to negative $2.6 million for the six months ended June 30, 2026, from $2.8 million for the six months ended June 30, 2025. As a percentage of revenue, adjusted EBITDA decreased to negative 15.6% for the six months ended June 30, 2026, from 16.1% for the same period in 2025. The decrease in adjusted EBITDA was primarily attributable to temporarily lower revenues due to the onboarding of a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, and increased investment in sales, marketing and technology to support long-term growth.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash generated from operating activities, our IPO completed in December 2024, and our PIPE financing completed in March 2026.

Our cash and cash equivalents as of June 30, 2026 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns. We believe our existing cash reserves, together with cash generated from our operating activities, will allow us to continue as a going concern at least twelve months from the date of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
	2026	2025
Cash (used in) provided by:
Operating activities	$(6,231,567)	$2,008,629
Investing activities	(959,123)	(1,613,372)
Financing activities	6,035,749	(106,339)
(Decrease) Increase in cash and cash equivalents	$(1,154,941)	$288,918

Operating Activities

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2026, compared to $2.0 million of net cash provided by operating activities for the same period in 2025. This shift was primarily due to the net loss in the six months ended June 30, 2026, compared to net income in the same period in 2025, along with increased working capital requirements.

Cash used in operating activities for the six months ended June 30, 2026, principally resulted from a net loss of $4.1 million, offset by $1.6 million in adjustments for non-cash items primarily related to amortization, deferred tax benefit, stock-based compensation expense, and provision for credit losses on other receivables. This also included $3.7 million of cash used to fund changes in working capital, including an increase in accounts receivable of $7.8 million, a decrease in prepaid expenses and other assets of $0.8 million, an increase in accounts payable and accrued expenses of $4.3 million and a decrease in other current liabilities of $1.0 million.

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

Investing Activities

Cash used in investing activities decreased by $0.6 million to $1.0 million for the six months ended June 30, 2026, compared to $1.6 million for the same period in 2025. The decrease was partially attributable to the timing of payments for capitalized software development costs. The primary use of cash in investing activities for the six months ended June 30, 2026 and 2025 were both related to the development of our proprietary AI-enabled platform, reflecting our continued investment in enhancing our technology platforms.

Financing Activities

Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2026, compared to $0.1 million of net cash used in financing activities for the same period in 2025. The increase was primarily attributable to proceeds from the issuance of Class A Common Stock in connection with our PIPE financing. For the six months ended June 30, 2025, the primary use of cash in financing activity was related to the payments of deferred offering cost for our public offering.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office. The following table summarizes the contractual obligations as of June 30, 2026. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	109,657	87,597	22,060	—	—

Critical Accounting Policies and Estimate

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The critical accounting estimate discussed below is one we believe involves a significant level of estimation uncertainty and has had a material impact on our results of operations during the current period. Although management believes its assumptions and estimates are reasonable, actual results could differ from those estimates.

Allowance for Credit Losses on Other Receivables

During the second quarter of 2026, we identified the allowance for credit losses on Other Receivables as a critical accounting estimate because the estimate involves significant management judgment and uncertainty in assessing expected collectability based on information available as of each balance sheet date.

The allowance for credit losses represents our estimate of expected credit losses on Other Receivables as of each balance sheet date. In estimating the allowance, we consider factors including the aging and collection history of the receivables, the length of time amounts has remained outstanding, information obtained through the collection process, and other relevant facts and circumstances affecting expected collectability.

During the second quarter of 2026, we updated our assessment of the collectability of certain Other Receivables based on collection experience and information obtained through the collection process. As of June 30, 2026 and December 31, 2025, the allowance for credit losses were $1,094,156 and $377,587, respectively.

The determination of the allowance requires significant management judgment, particularly with respect to the timing and amount of expected collections. Changes in collection experience, the availability of information necessary to support collection efforts, or other facts and circumstances affecting collectability could result in changes to our estimate of expected credit losses and could materially affect our results of operations. See Note 2 to the unaudited consolidated financial statements for additional information regarding the allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to accurately perform underwriting procedures

Our growth is significantly dependent on our ability to accurately perform underwriting procedures and maintain strong relationships with brokers, TPAs, carriers, MGUs and other third-party agents who utilize our platforms. A failure to conduct precise underwriting actuarial reviews and adjustments to our underwriting tools could result in increased costs and pricing for health plans.

While our agreements with brokers, TPAs, carriers, MGUs and other third-party agents generally do not necessitate our payment of fees exceeding estimated insurance costs, nor do we have agreements that require indemnification of any carrier, such a failure could cause reputational harm to our eDIYBS platform. This could lead to increased premiums for plans accessed through our platform, potentially affecting our financial standing and market competitiveness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

On June 15, 2026, we issued 95,238 RSAs outside of our equity incentive plans to a consulting firm in exchange for the firm’s consulting services. The Company issued such restricted stock in reliance upon the exemption from the securities registration requirements of the Securities Act of 1933, as amended, afforded by the provisions of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Board Changes

On August 10, 2026, Sanjay Shrestha, a member of the Board of Directors of the Company (the “Board”) resigned from the Board, effective immediately. In connection with his resignation from the Board, Mr. Shrestha also resigned from all committees of the Board on which he served, including the Audit Committee, Nominating and Governance Committee and Compensation Committee of the Board. Mr. Shrestha’s resignation was in relation to other professional and personal commitments and not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Convertible Financing

On August 12, 2026 (the “Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company has the right, but not the obligation, to sell up to $20 million (the “Commitment Amount”) of shares of the Company’s Class A common stock (such shares issuable under the SEPA, “Common Shares”) to the Investor, subject to certain conditions and limitations set forth in the SEPA, including a resale registration statement covering the Common Shares (a “Registration Statement”) having been filed by the Company and declared effective by the SEC pursuant to the terms of a related registration rights agreement (the “Registration Rights Agreement”) to be entered into between the Company and the Investor in connection with the funding and closing of the first Pre-Paid Advance (as defined below) under the SEPA on or about August 18, 2026. Common Share issuances under the SEPA are subject to a 4.99% beneficial ownership limitation and an exchange cap of 13,100,378 shares (the “Exchange Cap”), representing approximately 19.99% of the Company’s outstanding Class A and Class B common stock, subject to adjustment in accordance with the SEPA and applicable Nasdaq requirements.

Pursuant to the SEPA, the Investor has agreed to provide the Company with pre-paid advances (each, a “Pre-Paid Advance”) in an aggregate principal amount of up to $15 million, to be evidenced by convertible promissory notes (the “Promissory Notes”). The Pre-Paid Advances are expected to be funded in three tranches consisting of a first tranche of $7 million, a second tranche of $3 million and a third tranche of up to $5 million, subject to the satisfaction of specified conditions. The first tranche is expected to be advanced on the fourth trading day following the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and the second tranche is expected to be advanced on the later of October 21, 2026 and the second trading day following the initial Registration Statement first becoming effective. The third tranche, if requested by the Company, is subject to the Investor’s agreement in its sole and absolute discretion and may be funded in a principal amount of up to $5 million.

Each Pre-Paid Advance will be funded at a 5% purchase price discount to the principal amount of the applicable Promissory Note. The Promissory Notes will bear interest at 8.75% per annum (increasing to 18% upon certain events of default as specified therein) and will mature 18 months from the closing date of the first $7 million Pre-Paid Advance. The Promissory Notes are convertible into shares of the Company’s Class A common stock at a fixed conversion price of $1.5735 per share, subject to certain anti-dilution and price-adjustment provisions and a floor price of $0.204 per share. The Promissory Notes are subject to scheduled installment payments beginning 60 days after issuance, consisting of principal, a 4% payment premium, and accrued and unpaid interest. Installment payments may be satisfied in cash or through the application of net proceeds from sales of Common Shares under the SEPA, in which case the 4% payment premium does not apply.

Pursuant to the SEPA, the Company has agreed, among other things, (i) enter into the Registration Rights Agreement, (ii) to, within 90 calendar days of the Effective Date, subject to applicable Nasdaq rules and regulations, seek approval by the Company’s shareholders of (A) the issuance of Common Shares in an amount up to the Commitment Amount (without regard to the Exchange Cap) and (B) the issuance of the maximum number of shares of Class A common stock issuable upon conversion of the Promissory Notes (without regard to the Exchange Cap), and (iii) until the Promissory Notes have been paid in full, not to (A) repay any loans to any of its executives or employees or make any payments in respect of related party debt, (B) other than with the Investor, enter into any Variable Rate Transaction (as defined in the SEPA), including the issuance or sale of Class A common stock or securities convertible into, exchangeable or exercisable therefor, at a conversion, exchange or exercise price that varies with the trading price of the Class A common stock or is subject to being reset at some date after such securities’ initial issuance, (C) enter into any at-the-market agreement unless a specified affiliate of the Investor is the sole executing broker on such facility, with said specified affiliate additionally granted a participation right of at least 33% of any such facility for a period ending 12 months from the date of the first Pre-Paid Advance closing, or (D) without the prior written consent of the Investor, enter into any Indebtedness or Liens, each as defined in the SEPA, other than as permitted therein.

Pursuant to the Registration Rights Agreement, and subject to certain exceptions contained therein, the Company will be required to file a Registration Statement with the SEC to register the Common Shares issuable under the SEPA for resale within twenty one (21) calendar days of the Effective Date, to use its commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth therein, and to keep the Registration Statement effective until (i) the date that all registrable securities covered by the Registration Statement have been sold, thereunder or pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), or (ii) termination of the SEPA, which SEPA shall terminate automatically on the earlier of (x) 36 months from the Effective Date, provided all outstanding Promissory Notes have been repaid, and (y) the date on which the Investor shall have made an aggregate of Pre-Paid Advances to the Company for a number of Common Shares equal to the Commitment Amount.

The SEPA provides for a commitment fee, which is earned as of the Effective Date, equal to 1.0% of the Commitment Amount, or $200,000, of which one half, due within three days of the Effective Date, is payable in cash or through issuance of a number of shares of Class A common stock calculated using such shares’ daily volume-weighted average price during the three trading days preceding the Effective Date, and the remaining one-half is payable by the six-month anniversary of the Effective Date, as well as a $25,000 structuring fee. In connection with entry into the SEPA, on August 10, 2026, the Company entered into an engagement agreement with Independent Investment Bankers, Corp. (“IIB”), pursuant to which IIB is entitled to a success fee equal to 6.5% of the gross principal amount of each Pre-Paid Advance, payable at the respective closing thereof. Certain of the Company’s subsidiaries, including SMR, ICE and Hi Card, will guarantee the Company’s obligations under the SEPA, the Promissory Notes and the other related transaction documents pursuant to a Global Guaranty Agreement to be entered into concurrently with the closing of the first Pre-Paid Advance.

The SEPA, the Registration Rights Agreement, the Promissory Notes and the Global Guaranty Agreement contain representations, warranties, covenants, indemnification and other provisions customary for transactions of this nature. Such representations, warranties, covenants and agreements reflect negotiations between the parties thereto and are not intended as statements of fact to be relied upon by stockholders, or any individual or other entity other than the parties. In particular, the representations, warranties, covenants and agreements in the SEPA, the Registration Rights Agreement, the Promissory Notes and the Global Guaranty Agreement may be subject to limitations agreed by the parties, including having been modified or qualified by certain confidential disclosures that were made between the parties in connection with the negotiation of such agreements, and having been made for purposes of allocating risk among the parties rather than establishing matters of fact. In addition, the parties may apply standards of materiality in a way that is different from what may be viewed as material by investors. As such, the representations and warranties in the SEPA, the Registration Rights Agreement, the Promissory Notes and the Global Guaranty Agreement may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact. Moreover, information concerning the subject matter of the representations and warranties may change after the dates thereof, and unless required by applicable law, the Company undertakes no obligation to update such information.

As of the date of this filing, the Company had not received any proceeds under or issued any Common Shares or Promissory Notes pursuant to the SEPA. The Company intends to use the net proceeds from this financing arrangement under the SEPA for sales and distribution expansion, technology and product development, and operations and working capital.

The shares issuable under the SEPA are being issued pursuant to the exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act thereof, because, among other things, the transaction did not involve a public offering, the Investor represented that it is an “accredited investor” and is purchasing the shares issuable under the SEPA as principal for its own account and not with a view to or for distributing or reselling such shares and the Company took appropriate measures to restrict the transfer such shares. The shares issuable under the SEPA were offered without any general solicitation by the Company or its representatives. These shares have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements of the Securities Act.

The foregoing descriptions of the SEPA, the Registration Rights Agreement, the Promissory Notes and the Global Guaranty Agreement are qualified in their entirety by reference to the full text or forms, as applicable, of each document, copies of which are filed hereto as Exhibit 10.1, Exhibit 10.2, Exhibit 4.1 and Exhibit 10.3, respectively.

(b) Not applicable.

(c)

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:

On June 10, 2026, Julia (Linlin) Qian, Chief Financial Officer and a director of the Company, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act, effective as of September 10, 2026. Ms. Qian’s plan is for the sale of up to 946,395 shares of the Company’s Class A common stock, net of shares withheld to satisfy applicable taxes. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and September 10, 2027.

On June 11, 2026, Zain Hasan, Chief Growth Officer of the Company, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act, effective as of September 11, 2026. Mr. Hasan’s plan is for the sale of up to 220,000 shares of the Company’s Class A common stock, inclusive of 100,000 shares subject to withholding to satisfy applicable taxes. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and September 11, 2027.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2(2)	Third Amended and Restated Bylaws of Health In Tech, Inc.
4.1*	Form of Convertible Promissory Note
10.1*	Standby Equity Purchase Agreement, dated as of August 12, 2026, by and between Health In Tech, Inc. and YA II PN, Ltd.
10.2*	Form of Registration Rights Agreement by and between Health In Tech, Inc. and YA II PN, Ltd.
10.3*	Form of Global Guaranty Agreement by and among certain subsidiaries of Health In Tech, Inc., and YA II PN, Ltd.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

(1)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Health In Tech, Inc.

Date: August 13, 2026	By:	/s/ Tim Johnson
Tim Johnson
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ LinLin Qian
LinLin Qian
Chief Financial Officer (Principal Financial and Accounting Officer)