Form 10-Q
period 2026-09-30
Health In Tech, Inc.
filed 2026-11-13
CIK 2019505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 11, 2026, there were 67,086,059 shares of Class A common stock and 12,600,000 shares of Class B common stock, each with a par value of $0.001 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “objective,” “predicts,” “continue,” “aims” or “should,” or, in each case, their negative or other variations or comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain funding for our operations, including funding necessary to enhance our current systems as well as the development of additional functionalities of our systems and to expand our service offerings;

●	our ability to identify, negotiate, finance, complete and integrate acquisitions or other strategic transactions and investments on favorable terms, or at all;

●	the success, cost and timing of our system offering development activities;

●	our ability to regain and maintain compliance with The Nasdaq Stock Market LLC continued listing requirements;

●	our ability to successfully integrate new management and attract and retain key personnel;

●	our ability to hire and retain necessary qualified employees to expand our operations;

●	our ability to attract new customers to utilize our platforms;

●	our ability to develop new and enhance products and services to attract and retain customers, and to successfully monetize them;

ii

●	the impact of competition in our industry and innovation by our competitors;

●	risks related to cybersecurity incidents or other network disruptions;

●	risks related to the use of third-party artificial intelligence;

●	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business, including with respect to the insurance services industry and data privacy requirements;

●	our ability to protect our intellectual property rights and maintain and build our brand;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our platform and technology;

●	the future trading prices of our Class A common stock, par value $0.001 per share (“Class A Common Stock”); and

●	potential claims relating to our intellectual property.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Health In Tech, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$10,127,237	$7,669,754
Accounts receivable, net of allowance for credit losses of $1,882,457 and $0 as of September 30, 2026 and December 31, 2025, respectively	3,177,652	756,288
Loans receivable, net of allowance for credit losses of $863,992 and $0 as of September 30, 2026 and December 31, 2025, respectively	—	815,995
Other receivables, net of allowance for credit losses of $3,502,581 and $377,587 as of September 30, 2026 and December 31, 2025, respectively	1,669,747	3,467,814
Deferred offering costs	180,987	170,977
Prepaid expenses and other current assets	1,933,469	3,280,148
Total current assets	17,089,092	16,160,976
Non-current assets
Software	8,148,785	6,530,894
Operating lease – right of use assets	85,776	139,940
Long-term prepaid expenses	17,956	258,151
Deferred tax assets, net	2,691,345	—
Total non-current assets	10,943,862	6,928,985
Total assets	$28,032,954	$23,089,961

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$8,348,263	$4,188,811
SEPA derivative liability	82,629	—
Convertible notes payable, at fair value	6,639,108	—
Operating lease liabilities – current	83,831	76,195
Other current liabilities	—	891,598
Total current liabilities	15,153,831	5,156,604
Non-current liabilities
Deferred tax liabilities	—	757,675
Operating lease liabilities – non-current	—	63,617
Total non-current liabilities	—	821,292
Total liabilities	15,153,831	5,977,896

Commitments and contingencies (Note 5)

Stockholders’ equity

Common stock, $0.001 par value; Class A Common stock 150,000,000 shares authorized, 53,600,790 and 46,006,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	53,601	46,006
Common stock, $0.001 par value; Class B Common stock 50,000,000 shares authorized, 11,700,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11,700	11,700
Additional paid-in capital	18,727,294	11,834,121
(Accumulated deficit) retained earnings	(5,945,480)	5,220,238
Noncontrolling interests	32,008	—
Total stockholders’ equity	12,879,123	17,112,065
Total liabilities and stockholders’ equity	$28,032,954	$23,089,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Revenues from underwriting modeling (ICE)	$632,613	$1,389,604	$3,374,074	$5,832,164
Revenues from fees (SMR)	5,954,439	7,100,489	20,041,244	19,986,762
Total revenues	6,587,052	8,490,093	23,415,318	25,818,926

Cost of revenues	3,524,692	3,346,277	11,921,066	9,009,841

Gross profit	$3,062,360	$5,143,816	$11,494,252	$16,809,085

Operating expenses
Sales and marketing expenses	2,061,695	962,567	6,569,185	3,279,560
General and administrative expenses	3,116,656	3,455,996	10,104,489	10,472,224
Provision for credit losses	5,337,768	(4,089)	6,074,587	1,901
Research and development expenses	938,564	235,819	2,734,770	1,356,149
Total operating expenses	11,454,683	4,650,293	25,483,031	15,109,834

Other (expense) income:
Interest income	64,627	111,699	201,666	305,263
Interest expenses	(20,000)	—	(20,000)	—
Financing transaction costs	(799,630)	—	(799,630)	—
Change in fair value of SEPA derivative liability	(2,235)	—	(2,235)	—
Change in fair value of convertible notes – FVO	(69,502)	—	(69,502)	—
Other income	310	—	122,644	118,399
Other expense	(35,375)	(5,000)	(87,716)	(5,000)
Total other (expense) income, net	(861,805)	106,699	(654,773)	418,662

(Loss) income before income tax expense	$(9,254,128)	$600,222	$(14,643,552)	$2,117,913

Income tax benefit (expense)	2,147,653	(148,046)	3,437,610	(536,514)

Net (loss) income	$(7,106,475)	$452,176	$(11,205,942)	$1,581,399

Net loss attributable to noncontrolling interests	$(40,062)	$—	$(40,224)	$—

Net (loss) income attributable to common stockholders	$(7,066,413)	$452,176	$(11,165,718)	$1,581,399

Net (loss) income per share:
Basic	$(0.11)	$0.01	$(0.18)	$0.03
Diluted	$(0.11)	$0.01	$(0.18)	$0.03

Weighted average common shares outstanding:
Basic	63,078,291	56,432,407	61,107,984	55,484,860
Diluted	63,078,291	58,774,334	61,107,984	57,477,873

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Retained Earnings (Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance as of December 31, 2025	46,006,000	$46,006	11,700,000	$11,700	$11,834,121	$5,220,238	$—	$17,112,065
Issuance of common stock in connection with private investment in public equity financing, net of offering costs and placement agent fees	5,600,000	5,600	—	—	5,922,520	—	—	5,928,120
Stock-based compensation	2,252,276	2,252	—	—	148,992	—	—	151,244
Net loss	—	—	—	—	—	(1,588,281)	—	(1,588,281)
Balance as of March 31, 2026	53,858,276	$53,858	11,700,000	$11,700	$17,905,633	$3,631,957	$—	$21,603,148
Shares surrendered for settlement of minimum statutory tax withholdings	(206,785)	(207)	—	—	(256,091)	—	—	(256,298)
Offering costs related to resale registration statement reclassified to additional paid-in capital	—	—	—	—	(75,030)	—	—	(75,030)
Stock-based compensation	206,592	207	—	—	790,961	—	1,142	792,310
Contributions from noncontrolling interests	—	—	—	—	—	—	71,428	71,428
Net loss	—	—	—	—	—	(2,511,024)	(162)	(2,511,186)
Balance as of June 30, 2026	53,858,083	$53,858	11,700,000	$11,700	$18,365,473	$1,120,933	$72,408	$19,624,372
Shares surrendered for settlement of minimum statutory tax withholdings	(260,402)	(260)	—	—	(256,422)	—	—	(256,682)
Stock-based compensation	3,109	3	—	—	618,243	—	(338)	617,908
Net loss	—	—	—	—	—	(7,066,413)	(40,062)	(7,106,475)
Balance as of September 30, 2026	53,600,790	$53,601	11,700,000	$11,700	$18,727,294	$(5,945,480)	$32,008	$12,879,123

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	42,914,870	$42,915	11,700,000	$11,700	$9,173,017	$3,941,396	$13,169,028
Stock-based compensation	58,334	58	—	—	493,113	—	493,171
Net income	—	—	—	—	—	498,592	498,592
Balance as of March 31, 2025	42,973,204	$42,973	11,700,000	$11,700	$9,666,130	$4,439,988	$14,160,791
Stock-based compensation	1,706,460	1,706	—	—	1,630,475	—	1,632,181
Net income	—	—	—	—	—	630,631	630,631
Balance as of June 30, 2025	44,679,664	$44,679	11,700,000	$11,700	$11,296,605	$5,070,619	$16,423,603
Stock-based compensation	106,107	106	—	—	283,078	—	283,184
Net income	—	—	—	—	—	452,176	452,176
Balance as of September 30, 2025	44,785,771	$44,785	11,700,000	$11,700	$11,579,683	$5,522,795	$17,158,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Health In Tech, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,205,942)	$1,581,399
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	1,888,293	1,901
Amortization expense	1,002,534	489,947
Provision for refund liability	492,256	2,369,088
Provision for credit losses on other receivables	3,322,302	—
Provision for credit losses on loans receivable	863,992	—
Deferred tax benefit	(3,449,020)	(53,867)
Interest income, net	(27,997)	(48,001)
Financing transaction costs	799,630	—
Change in fair value of SEPA derivative liability	2,235	—
Change in fair value of convertible notes – FVO	69,502	—
Stock-based compensation expense	2,054,453	1,493,686
Changes in operating assets and liabilities:
Accounts receivable	(4,309,657)	776,574
Other receivables	(1,188,320)	(3,370,854)
Prepaid expenses and other assets	1,086,441	(897,331)
Operating lease right-of-use assets and liabilities, net	(1,817)	55
Accounts payable and accrued expenses	2,727,926	2,045,258
Income taxes payable	—	(205,253)
Other current liabilities	(1,403,854)	(1,500,000)
Net cash (used in) provided by operating activities	(7,277,043)	2,682,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of software	(1,801,287)	(2,358,213)
Net cash used in investing activities	(1,801,287)	(2,358,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with private investment in public equity financing, net of placement agent fees and escrow agent fees	6,381,000	—
Proceeds from the issuance of convertible notes payable, net of $350,000 discount	6,650,000	—
Payments of deferred offering costs	(473,635)	(150,024)
Payments of financing costs related to SEPA and convertible notes	(580,000)	—
Contributions from noncontrolling interests	71,428	—
Taxes paid related to net share settlement of equity awards	(512,980)	—
Net cash provided by (used in) financing activities	11,535,813	(150,024)

Increase in cash and cash equivalents	2,457,483	174,365
Cash and cash equivalents, beginning of period	7,669,754	7,849,248
Cash and cash equivalents, end of period	$10,127,237	$8,023,613

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,000	$—
Cash paid for income taxes	$10,035	$823,323

Summary of noncash investing and financing activities:
Accrued deferred offering costs included in accounts payable and accrued expenses	$64,285	$55,827
Accrued development of software included in accounts payable and accrued expenses	$800,058	$401,964
Accrued financing costs in accounts payable and accrued expenses	$219,630	$—
Reclassification of deferred offering costs to additional paid-in capital upon private investment in public equity financing	$527,910	$—
Stock-based compensation capitalized for software development	$37,432	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Health In Tech, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Health in Tech, Inc. (“HIT”), together with its consolidated subsidiaries (collectively, the “Company”), simplifies sales, service processes and reduces sales cycle time for third-party administrators and brokers. HIT was incorporated in November 2021 in the State of Nevada, and is based in Stuart, Florida. The Company was created with the intention of consolidating each of three standalone entities into a single organization: Stone Mountain Risk, LLC (“SMR”), Health Intelligence Card, LLC (“Hi Card”), and International Captive Exchange, LLC (“ICE”). Beginning April 10, 2026, the Company also consolidated HITChain Inc.

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

On September 28, 2026 and September 30, 2026, the Company formed Anchor 36, LLC (“Anchor 36”) and HITRix, LLC (“HITRix”), respectively, to support its planned program offerings. Neither entity had commenced operations as of September 30, 2026.

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

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer and executive committee, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative expenses) at the consolidated level to manage the Company’s operations. As of September 30, 2026 and December 31, 2025, the Company did not have a material balance of long-lived assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Significant items subject to such estimates and assumptions include, but are not limited to, accounts receivable allowance for revenue billing changes driven by headcount changes during the billable period, allowance for credit losses, useful lives of software, variable consideration of revenues from underwriting modeling, the fair value of convertible notes and the derivative liability associated with the Standby Equity Purchase Agreement and stock-based compensation expense. It is at least reasonably possible that the estimates of the effect of conditions, situations or sets of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

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

By the end of May 2026, following an internal business review, the Company transferred certain in-development software assets with a carrying amount of $699,164 to HITChain. The transfer was recorded at carrying value, with no gain or loss recognized. HITChain recorded a corresponding intercompany payable to the Company, which was eliminated in consolidation. Subsequent to the transfer and through September 30, 2026, the Company continued to fund HITChain’s development activities. HITChain recorded the related amounts as an intercompany payable, which was eliminated in consolidation.

The following table summarizes the carrying amounts of the assets and liabilities of HITChain included in the Company’s unaudited consolidated financial statements as of September 30, 2026:

September 30, 2026
Assets
Cash and cash equivalents	$319,080
Prepaid expenses and other current assets	1,836
Software	1,088,358
Deferred tax assets, net	73,165
Total assets	$1,482,439
Liabilities
Accounts payable and accrued expenses	$122,372
Total liabilities	$122,372

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and loans receivable for financial periods ended September 30, 2026 and December 31, 2025. The Company further manages its credit risk on liquid funds through diversification of investment type and credit exposures. For cash, the Company places cash deposits with large financial institutions. For accounts receivable, the credit risk is managed through the use of mitigating controls, including the use of credit checks and credit limits on customers. For loans receivable, the Company monitors the exposures and counterparty credit risk on a regular basis.

Concentration of customers

Revenues from Stop-Loss Insurance Carriers

For the three and nine months ended September 30, 2026 and 2025, one stop-loss insurance carrier (“Carrier A”) individually represented greater than 10% of Company’s total gross revenues. Revenue from Carrier A accounted for 10.1% and 14.8% of the Company’s total gross revenues for the three and nine months ended September 30, 2026, respectively. The amount due from Carrier A was approximately 48.4% of gross accounts receivable, after allowance for revenue billing adjustments but before the allowance for credit losses, as of September 30, 2026. For the three and nine months ended September 30, 2025, revenue from Carrier A accounted for 28.1% and 27.1% of the Company’s total gross revenues for the three and nine months ended September 30, 2025, respectively. The amount due from Carrier A was approximately 39.6% of accounts receivable, after allowance for revenue billing adjustments but before the allowance for credit losses, as of September 30, 2025. While the Company is working to cooperate with more stop-loss insurance carriers, it may experience temporary service disruptions in the event the Company deems it necessary to cease use of a stop-loss insurance carrier.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Revenues from Business Employer Customers

The Company does not have significant concentration of revenues from any of its business employer customers. The Company has a diversified customer base and did not have any business employer that accounted for more than 2.0% or 1.5% of the Company’s total gross revenues for the three and nine months ended September 30, 2026 and 2025, respectively. No individual business employer accounted for more than 2.5% or 5.0% of accounts receivable, after allowance for revenue billing adjustments but before the allowance for credit losses, as of September 30, 2026 and 2025, respectively.

Concentration of Cost of Revenues Service Providers

For the three months ended September 30, 2026, the Company’s three primary service providers represented 18.8%, 23.2% and 18.7% of the Company’s cost of revenues, respectively. For the nine months ended September 30, 2026, these three primary service providers accounted for 28.3%, 18.3% and 14.9% of the Company’s cost of revenues, respectively. As of September 30, 2026, they accounted for 45.4%, 11.4% and 2.5% of accounts payable balance, respectively. For the three months ended September 30, 2025, the Company’s three primary service providers (including one data service provider, disclosed in “Concentration of Data Service Providers from Third Party Artificial Intelligence Providers”) accounted for 79.2%, 5.4% and 4.5% of the Company’s cost of revenues, respectively. For the nine months ended September 30, 2025, these three primary service providers accounted for 78.9%, 6.0% and 4.9% of the Company’s cost of revenues, respectively. As of September 30, 2025, they accounted for 74.4%, 0.0% and 0.0% of accounts payable balance, respectively. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Concentration of Data Service Providers from Third Party Artificial Intelligence Providers

The Company currently utilizes one third-party Artificial Intelligence (“AI”) data service provider. For the three and nine months ended September 30, 2026, this provider accounted for 5.1% and 4.5% of the Company’s cost of revenues. As of September 30, 2026, this provider accounted for 1.1% of accounts payable balance. For the three and nine months ended September 30, 2025, this provider accounted for 5.4% and 6.0% of the Company’s cost of revenues, respectively. As of September 30, 2025, this provider accounted for 0.0% of accounts payable balance. The Company, if necessary, could utilize others as part of its service offerings with a limited impact on the Company’s operations.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases, which was determined to be 10% during the three and nine months ended September 30, 2026 and 2025. The Company accounts for the leases of less than twelve months as short-term leases and does not recognize right-of-use assets and corresponding lease liabilities. During the year ended December 31, 2025, the Company entered into a 12-month short-term lease agreement with a monthly fixed rent payable, commencing in December of 2025. The Company had one lease classified as short-term leases as of December 31, 2025. During the three months ended March 31, 2026, the Company terminated the short-term lease agreement. The Company had no leases classified as short-term leases as of September 30, 2026.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Accounts Receivable and Allowance for Credit Losses and for Revenue Billing Adjustments

Accounts receivable are carried at original invoice amount, less any estimate made for doubtful accounts or credit losses. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing receivables over the contractual term. The Company evaluates its exposure to credit loss on both a collective and individual basis. The Company evaluates such receivables on an individual customer basis and takes into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. The allowance for credit losses was $1,882,457 and $0 as of September 30, 2026 and December 31, 2025, respectively. The transition to a new carrier required the Company, the applicable third-party administrators (“TPAs”) and the carriers to perform additional policy-level reconciliations involving enrollment, premiums, claims and other adjustments. These procedures delayed the settlement and collection of certain Accounts Receivable.

During the three months ended September 30, 2026, the TPAs began making payments and collection activity improved. The Company evaluated the remaining receivables under ASC 326, considering their aging, reconciliation status, historical collection experience, counterparty creditworthiness and current collection trends. Although collections improved, certain balances remained outstanding for an extended period and certain reconciliations remained unresolved. Accordingly, the Company recorded an allowance for credit losses of $1,882,457 as of September 30, 2026. The Company continues to pursue collection of the outstanding amounts and will reassess the allowance at each reporting date based on collection activity and other relevant facts and circumstances.

The following table summarizes the changes in the allowance for credit losses during the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Beginning balance	—	—
Current period provision	1,888,293	1,901
Write-offs and other	(5,836)	(1,901)
Ending balance	1,882,457	—

The Company also makes the allowance for revenue billing adjustments, under the consideration of the revenues associated with enrolled customers would have changed during the 12-month contractual term. The final reconciliation with the customers is on the 14th month. During the year ended December 31, 2025, the Company’s monthly revenue provision was 1.3% of total revenues. The provision for customers ending their 12-month plan as of December 31, 2025 without completion of reconciliation was $143,251. The total provision amounted to $634,982 or 1.7% of total revenues for the year ended December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $287,651 as of December 31, 2025. In the first nine months of 2026, the Company completed the reconciliation for customer policies that ended as of December 31, 2025. The balance of accounts receivable allowance for revenue billing adjustments related to prior year enrollment adjustment was $5,341 as of September 30, 2026. Starting from January 2026, the Company’s monthly revenue provision was 1.7% of total revenues, which was based on the full review of 2025 revenue adjustments. The balance of accounts receivable allowance for revenue billing adjustments related to current year enrollment adjustment was $308,197 as of September 30, 2026. This incorporates three separate categories:

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

In the case of the 2023 Purchase, the Company purchased the policies with related run-out periods that had lapsed and had positive claim fund balances according to the Company’s internal system. As such, the Company knows the value of the Deferred Administrative Surplus purchased. The 2025 Purchase includes all the remaining policies with deferred administrative surplus as a product feature from the Carrier. Collectively, the Carrier and HIT platform stopped offering this feature in August 2024. Thus, 2025 purchased policies are in different periods and stages, including in the policy coverage period, in the run-out period and the out of run-out periods. For policies in the coverage period and in the run-out periods, the final Deferred Administrative Surplus cannot be determined until the policy completes the run-out period and finalizes the reconciliation. The run-out period for the latest expiring policies included in the 2025 Purchase ended on December 31, 2025. Accordingly, no additional claims relating to those policies may be submitted following expiration of the applicable run-out period. Following the purchase, following completion of the run-out period, the Company obtains and reviews final claims and related information from the TPAs and completes a policy-level reconciliation to determine the amount of Deferred Administrative Surplus ultimately collectible. Once the reconciliation for a policy is sufficiently complete, the Company issues the applicable collection request and proceeds with its collection efforts. The Company requests payment within 30 days of the collection request.

The key risks associated with the collection of the Deferred Administrative Surplus relate to the Company’s limited collections experience related to the Deferred Administrative Surplus at the time of purchase from the Carrier. To reduce the Company’s collection risk, the Company negotiated with the Carrier to purchase the Deferred Administrative Surplus at 53% the estimated face value of the 2023 Purchase and 20% of estimated face value of 2025 Purchase. This was due to the Carrier does not have the sufficient resources and procedures to collect the Deferred Administrative Surplus. Moreover, the 2025 Purchase was the final batch of policies with the Deferred Administrative Surplus. The Company would have to collect less than 53% of the Deferred Administrative Surplus balance for the 2023 Purchase to incur a loss, and less than 20% for the 2025 Purchase to incur a loss. As of September 30, 2026, the Company collected $1,272,413 for the 2023 Purchase and $333,486 for the 2025 Purchase. The lower collection amount related to the 2025 Purchase reflects the ongoing reconciliation and collection process. As of September 30, 2026, the underlying policies were at varying stages of the reconciliation and collection process. Although the contractual run-out period has ended, completion of the reconciliation and collection process requires the Company to obtain and validate information from the applicable TPAs and resolve any remaining policy-level items.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The purchase of the Deferred Administrative Surplus does not represent a purchase of a financial asset with credit deterioration as defined in accordance with ASC 326, Financial Instruments — Credit Losses. Furthermore, the Company only has approximately three months of historical collection success rates at the time of entering into the 2023 Purchase contract. These collection success rates are based upon limited experience given the Company has only collected on these types of assets for a short period of time. Moreover, the historical collection success rates for the 2023 Purchase were not applicable for the 2025 Purchase at contract inception, due to the differing components of the two purchases, such as active policies in the 2025 Purchase. As such, the Company has accounted for these assets under a nonaccrual approach. The Company will continue to assess this policy as additional collection information is received and collection trends are identified. The Company recorded the consideration as other receivables both as of September 30, 2026 and as of December 31, 2025. The Company collected $43,203 and $55,427 under the Deferred Administrative Surplus during the three and nine months ended September 30, 2026, respectively. The Company collected $39,431 and $205,233 under the Deferred Administrative Surplus during the three and nine months ended September 30, 2025. Payments made for purchases and collections from the Deferred Administrative Surplus are included in the “other receivables” line of operating activities in the Company’s consolidated statements of cash flows.

The following tables summarize the changes in the gross carrying amounts, allowances for credit losses, and net carrying amounts of receivables associated with the 2023 Purchase and the 2025 Purchase.

2023 Purchase

	Gross Receivables	Allowance	Net Receivables
Purchases	$1,650,000	$—	$1,650,000
Accumulated Collections	(1,272,413)	—	(1,272,413)
Provision for credit losses	—	(377,587)	(377,587)
Balance as of December 31, 2025	$377,587	$(377,587)	$—

There were no changes in the gross receivables related to the 2023 Purchase or the related allowance for credit losses during the nine months ended September 30, 2026. Accordingly, the net carrying amount of these receivables remained $0 as of September 30, 2026.

2025 Purchase

	Gross Receivables	Allowance	Net Receivables
Purchases	$3,481,684	$—	$3,481,684
Accumulated Collections	(278,059)	—	(278,059)
Balance as of December 31, 2025	$3,203,625	$—	$3,203,625
Collections	(12,224)	—	(12,224)
Balance as of March 31, 2026	$3,191,401	$—	$3,191,401
Provision for credit losses	—	(739,773)	(739,773)
Write-offs	(23,203)	23,203	—
Balance as of June 30, 2026	$3,168,198	$(716,570)	$2,451,628
Collections	(43,203)	—	(43,203)
Provision for credit losses	—	(2,408,425)	(2,408,425)
Balance as of September 30, 2026	$3,124,995	$(3,124,995)	$—

The run-out period for the latest expiring policies included in the 2025 Purchase ended on December 31, 2025. Following completion of the applicable run-out periods, the Company obtains and reviews final claims and related information from the applicable TPAs, performs policy-level reconciliations and pursues collection of amounts determined to be due to the Company.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The Company evaluates the receivables associated with the Deferred Administrative Surplus for expected credit losses at each reporting date. In estimating the allowance for credit losses, the Company considers, among other factors, the aging and collection history of the receivables, the length of time amounts have remained outstanding, the status and progress of the reconciliation and collection process, information obtained through collection efforts, counterparty-specific information and other relevant facts and circumstances affecting expected collectability.

As of June 30, 2026, the Company had recorded an allowance for credit losses of $716,570 related to the 2025 Purchase, resulting in a net carrying amount of $2,451,628. During the three months ended September 30, 2026, the Company collected approximately $43,203 of the outstanding Deferred Administrative Surplus. Based on the limited amount collected during the quarter and the lack of sufficient progress in completing the remaining reconciliation and collection process, the Company revised its estimate of expected credit losses as of September 30, 2026. Accordingly, during the three months ended September 30, 2026, the Company recorded an additional provision for credit losses of $2,408,425. As a result, as of September 30, 2026, the Company had recorded an allowance for credit losses equal to the entire remaining gross carrying amount of $3,124,995 associated with the 2025 Purchase, resulting in a net carrying amount of $0.

The recognition of a full allowance for credit losses does not constitute a write-off of the underlying receivables or indicate that the Company has ceased its reconciliation or collection efforts. The Company will continue to pursue reconciliation and collection of the outstanding amounts and will reassess the allowance for credit losses at each reporting date based on collection activity, the status of individual reconciliations, aging of the receivables, responsiveness of the applicable TPAs and counterparties and other relevant facts and circumstances. The Company distinguishes the recognition of an allowance for credit losses from the ultimate write-off of a receivable. A receivable may be fully reserved before it is formally written off. The Company will write off individual receivable balances when it concludes that collection is no longer reasonably expected, including after the applicable reconciliation has been completed and reasonable collection efforts have been exhausted. Accordingly, the Company is not currently able to reasonably estimate the exact date on which the remaining amounts associated with the 2025 Purchase will be formally written off. The timing of any ultimate write-off may extend beyond December 31, 2026.

Credit loss expense related to Deferred Administrative Surplus, which is presented within Provision for credit losses in the Company’s consolidated statements of operations, was $2,408,425 and $3,148,198 for the three and nine months ended September 30, 2026, respectively, compared with $0 for the three and nine months ended September 30, 2025. The credit loss expense recognized during the three and nine months ended September 30, 2026 related entirely to the 2025 Purchase. No additional credit loss expense related to the 2023 Purchase was recognized during the three or nine months ended September 30, 2026.

No income was recognized on the Deferred Administrative Surplus during any of the periods presented because collections received did not exceed the carrying value of the applicable receivables at the time of collection. Under the Company’s nonaccrual approach, income is recognized only upon actual cash receipt and only to the extent amounts received exceed the carrying value of the applicable receivable at the time of collection.

In addition to the Deferred Administrative Surplus discussed above, other receivables increased by $1,213,184 related to amounts due from a TPA and $192,375 in miscellaneous receivables as of September 30, 2026, compared to December 31, 2025. The TPA receivable arose from fees payable to the Company that the TPA erroneously remitted to an unrelated third party.

Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. During the three months ended September 30, 2026, the Company recorded a provision for credit losses of $863,992, representing the entire outstanding principal and accrued interest, due to the borrower’s financial difficulties and management’s assessment of its ability to repay the outstanding amounts. The allowance for credit losses was $863,992 and $0 as of September 30, 2026 and December 31, 2025, respectively. The Company recorded this loan receivable at amortized cost, net of the allowance for credit losses, on the consolidated balance sheets. See Note 3.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Software Capitalization

The Company incurs certain costs associated with the development of its Hi-Card, eDIYBS systems and other systems. In accordance with ASC 350-40, Intangibles — Goodwill and Other: Internal-Use Software, the Company capitalizes certain costs associated with the development of its internal-use software after the preliminary project stage is complete and until the design, coding, installation, and testing of the software have been completed. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over an expected three-year period. In May of 2023, the Company determined that its eDIYBS system was ready for its intended use. In September 2025, an expansion of the eDIYBS system was also completed and placed into service. As such, the Company has entered the eDIYBS system in the post-implementation phase. The Company has amortized $278,747 and $1,002,534 of the capitalized costs associated with eDIYBS and other systems for the three and nine months ended September 30, 2026, respectively, and $217,981 and $489,947 for the three and nine months ended September 30, 2025, respectively, which is included in the cost of revenues line item of the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company capitalized $1,229,814 and $2,620,425, respectively, of software development costs, and $881,562 and $2,710,177 during the three and nine months ended September 30, 2025, respectively.

Impairment of Long Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates the recoverability of amortizable long-lived assets whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no impairment losses recognized on long-lived assets during the three and nine months ended September 30, 2026 and 2025.

Fair Value Option of Accounting

When financial instruments contain various embedded features that may otherwise require bifurcation and separate accounting, Accounting Standards Codification (“ASC”) 825, Financial Instruments, allows issuers to elect the fair value option (“FVO”) for the entire eligible instrument. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholders’ equity.

Based on its assessment of the applicable eligibility requirements, the Company elected the FVO for its eligible convertible note payable at initial recognition. Convertible notes for which the Company elects the FVO are referred to as the “FVO Notes.” The Company makes such elections on an instrument-by-instrument basis because of operational efficiencies in valuing and reporting these debt instruments in their entirety at each reporting date.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

The FVO Notes contain embedded features that would otherwise be evaluated for bifurcation under ASC 815, Derivatives and Hedging. Under the FVO, the Company accounts for each FVO Note, including its embedded features, as a single instrument. The FVO Notes are initially recorded at fair value as liabilities on the consolidated balance sheets and are subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. Accrued and unpaid contractual interest is included in the fair value measurement of the FVO Notes. The changes in the fair value of the FVO Notes, other than changes attributable to instrument-specific credit risk are recorded in change in fair value of convertible notes – FVO in the consolidated statements of operations. The component related to accrued and unpaid contractual interest is also included within change in fair value of convertible notes – FVO on the consolidated statements of operations rather than presented separately as interest expense. See additional information on valuation methodologies and significant assumptions used in Note 10.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses the following hierarchy in measuring the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, loans receivable, accounts payable and accrued expenses, convertible notes payable and SEPA (as defined in Note 7 – Standby Equity Purchase Agreement) derivative liability. The carrying amounts of cash and cash equivalents and accounts payable and accrued expenses approximate their fair value due to their short-term nature. The carrying amounts of accounts receivable, other receivables and loans receivable are net of an allowance that reflects management’s best estimate of expected credit losses. The Company’s convertible notes payable and SEPA derivative liability are measured at fair value on a recurring basis. See Note 10 for fair value measurements.

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

As of September 30, 2026, SMR includes more than 100 pre-designed plans that can be efficiently configured and bundled with stop-loss coverage, significantly streamlining implementation.

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

Disaggregation of Revenue

A summary of the Company’s disaggregated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenues from underwriting modeling (ICE)	$1,016,467	2,802,949	$3,866,330	8,201,252
Revenues from fees (SMR)	6,065,306	7,122,602	20,135,567	20,239,596
Program and platform management fees	1,030,950	7,122,602	5,551,286	20,239,596
Self-funded plan administration fees	5,034,356	—	14,584,281	—
Subtotal	7,081,773	9,925,551	24,001,897	28,440,848
Contra revenue for billing adjustments	(110,867)	(22,113)	(94,323)	(252,834)
Contra revenue for refund liability	(383,854)	(1,413,345)	(492,256)	(2,369,088)
Total revenues	$6,587,052	8,490,093	$23,415,318	25,818,926

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

For this stop-loss insurance carrier, with which the Company’s new policy underwriting otherwise ended in 2024, ICE entered into a Program Manager Agreement (the “Agreement”), effective August 1, 2023. Under the Agreement, ICE provides underwriting modeling and risk program services in connection with self-funded stop-loss policies issued by the carrier and charges the carrier a Manager Fee of up to 12% of gross written premiums. Pursuant to Addendum 3 to the Agreement, the Manager Fee is subject to a Manager Fee Adjustment (the “Adjustment”) that may reduce the fee retained by ICE, ranging from $nil to the full Manager Fee of 12% of gross written premiums. The possible consideration amounts were contractually bounded and determined pursuant to a defined fee-adjustment formula. The Manager Fee constitutes variable consideration in its entirety, as the amount ICE is ultimately entitled to retain depends on the Adjustment. The carrier pays ICE the Manager Fee monthly based on gross written premiums collected in the preceding month, with any Adjustment determined and settled separately.

The Agreement covers 11 consecutive policy batches from August 2023 through June 2024 (each group of policies sharing the same effective date month, a “policy batch”). Each policy batch passes through three stages: (i) a 12-month in-effect stage; (ii) a six-month run-out stage, during which claims are submitted — upon completion, claims data for that batch is substantially complete; and (iii) a six-month reconciliation stage, during which the carrier finalizes the Aggregate Accommodation calculation relating to amounts previously advanced to fund certain employer claims. Under the Aggregate Accommodation arrangement, the carrier advanced funds during the policy term to pay certain employer claims. Some amounts initially advanced by the carrier could ultimately be determined to be the employer’s responsibility and due back to the carrier. After expiration of the six-month run-out period, additional stop-loss claims could not be submitted and accepted.

At agreement inception and through December 31, 2024, none of the policy batches had completed their run-out period. Based on the Company’s industry experience and ongoing monitoring of each policy batch’s performance, the performance of the underlying policies was favorable at each reporting date. At inception, the Company had favorable historical experience with the prior carrier under substantially similar Program Manager Agreement and stop-loss processes. As the current carrier’s policies became effective, the Company evaluated actual premiums paid, actual stop-loss claims submitted and accepted as the carrier’s responsibility, denied claims, projected Aggregate Accommodation recoveries and the monthly performance reports reviewed by the carrier. The Company acknowledged that the amount of stop-loss claims ultimately submitted was susceptible to factors outside of the Company’s influence, including the occurrence and severity of medical claims and the actions of third-party TPAs. However, the Company did not view the 18 months as a period during which the entire claims uncertainty remained unresolved. Instead, claims information became available and the related uncertainty was progressively resolved throughout the 12-month policy term and the subsequent six-month run-out period. The Company considered both the likelihood and magnitude of a potential significant revenue reversal based on the totality of the information available at each reporting date. Accordingly, the Company concluded that it was probable that a significant reversal of cumulative revenue recognized would not occur when the remaining uncertainty was resolved, and the estimated transaction price for each policy batch equaled the full Manager Fee of 12% of gross written premiums. No revenue reduction was recorded in 2023 or 2024.

The Company began recording a revenue reversal adjustment in the first quarter of 2025, when the first policy batch completed its six-month run-out period. At that point, the Company had both (i) substantially more mature claims information for the earliest policy batches and (ii) sufficiently sustained unfavorable performance information from the developing portfolio to conclude that its prior estimate of the variable consideration should be revised. The Company’s decision to record the revenue reversal was therefore based on the additional actual information that became available as the policies matured, rather than merely on the passage of 18 months or on a change in the claims-administration process. The Company continued to reassess the variable consideration as subsequent policy batches completed their respective run-out periods through November 2025.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

For the three and nine months ended September 30, 2026, the Company recognized contra revenue of $383,854 and $492,256, respectively, and $1,413,345 and $2,369,088 for the three and nine months ended September 30, 2025, respectively, related to the Adjustment. These amounts reduced revenue from underwriting modeling services provided to the carrier. The cumulative reduction in revenue recorded through September 30, 2026 was approximately $4.4 million, comprising approximately $3.9 million in 2025 and approximately $0.5 million in the first three quarters of 2026. As of September 30, 2026 and December 31, 2025, refund liabilities of $0 and $891,598 related to the Adjustment were recorded in other current liabilities, respectively. During the three months ended September 30, 2026, the amount of the Adjustment was finalized, and the Company made a final payment of $403,854, consisting of $383,854 related to the Adjustment and $20,000 recognized as interest expense. As of September 30, 2026, the Company had made aggregate payments of $4,383,854 related to the Adjustment, excluding interest expense.

Contract Assets and Contract Liabilities

Contract assets represent the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which the entity has received consideration. As of September 30, 2026 and December 31, 2025, the Company did not have contract assets or liabilities.

Costs to Obtain a Contract

Under ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340”) incremental costs of obtaining a contract, such as sales commissions and bonus programs afforded to brokers, are capitalized if they are expected to be recovered. The Company elected the practical expedient under ASC 340 to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. As of September 30, 2026 and December 31, 2025, there were no such capitalized costs. All eligible contract acquisition costs expensed by the Company have been included in sales and marketing expenses on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

Significant Financing Components

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less. There were no significant financing components during the three and nine months ended September 30, 2026 and 2025, respectively.

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

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Stock-Based Compensation Expense

In accordance with ASC 718, Compensation — Stock Compensation, the Company’s share-based compensation program provides for the grant of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and unrestricted stock awards to officers, employees, directors and non-employees. The fair value of stock options granted in July 2023 and August 2024 was determined using the binomial option-pricing model. The fair value of RSAs granted before the Company’s initial public offering (the “initial public offering” or the “IPO”) was based on the fair value of the Company’s common stock on the date of the grant, using the discounted cash flow method and back-solve method, respectively. The fair value of unrestricted and restricted stock and restricted stock units granted after the IPO is based on the closing market price on the date of the grant.

Effective April 10, 2026, following the consolidation of HITChain, the Company’s stock-based compensation expense also includes equity awards granted under HITChain’s equity incentive plan. HITChain’s share-based compensation program grant awards include stock options and RSAs to officers, directors and non-employees. The fair value of stock options granted was determined using the binomial option-pricing model. The fair value of RSAs granted was based on the fair value of HITChain’s common stock on the date of the grant. See Note 9 for further details.

The Company grants stock options, RSAs and RSUs that are subject to either service or service and performance-based vesting conditions. Compensation expense for awards to officers, employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate awards’ forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for services, which is generally over the vesting period of the award. Should the Company terminate any of its consulting agreements, the unvested options, RSAs and RSUs underlying the agreements would be cancelled. Compensation expense for awards to officers, employees, directors and non-employees with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period on a straight-line basis to the extent achievement of the performance condition is probable. The Company reassesses the probability of achieving the performance condition at each reporting date and begins recognizing expense only when it is probable that the condition will be met.

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

Net Income (Loss) Per Share

Net income (loss) per share is provided in accordance with ASC 260, Earnings per Share. The Company computes basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s Class A Common Stock and Class B common stock, $0.001 par value per share (“Class B Common Stock” and together with the Class A Common Stock, “common stock” or “Common Stock”), have identical dividend and liquidation rights and are therefore considered a single class for purposes of calculating earnings per share.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive, including unvested RSAs and RSUs, outstanding stock options and convertible notes. For the purpose of computing diluted net income (loss) per share, RSAs, RSUs and options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income (loss) per share based on the number of shares that would be issuable assuming the end of the reporting period were the end of the contingency period, and only to the extent such RSAs, RSUs and options are dilutive. The potential dilutive effect of convertible notes is evaluated using the if-converted method. For the three and nine months ended September 30, 2026, no diluted shares attributable to RSAs, RSUs, options or convertible notes were included in the calculation of net loss per share. For the three months ended September 30, 2025, diluted shares attributable to 833,899 RSAs and 1,508,028 options were included in the calculation of net income per share. For the nine months ended September 30, 2025, diluted shares attributable to 463,591 RSAs and 1,529,422 options were included in the calculation of net income per share.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(7,066,413)	$452,176	$(11,165,718)	$1,581,399
Weighted average shares outstanding
Basic	63,078,291	56,432,407	61,107,984	55,484,860
Total dilutive effect of outstanding equity awards	—	2,341,927	—	1,993,013
Diluted	63,078,291	58,774,334	61,107,984	57,477,873
Net (loss) income per share attributable to common stockholders
Basic	$(0.11)	$0.01	$(0.18)	$0.03
Diluted	$(0.11)	$0.01	$(0.18)	$0.03

The following outstanding stock awards and convertible notes were not considered in the computation of diluted net income (loss) per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock awards	2,256,830	82,000	2,256,830	82,000
Restricted stock units	20,000	—	20,000	—
Option awards	1,900,825	—	1,900,825	—
Convertible notes	4,448,681	—	4,448,681	—
Total	8,626,336	82,000	8,626,336	82,000

Health In Tech, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.

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

In December 2025, the FASB issued ASU 2025-12 Codification Improvements (“ASU 2025-12”). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification (“Codification”) and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.

3. Loans Receivable, Net

On October 10, 2023, the Company entered into a Promissory Note Agreement with Kang Youle Limited, which constitutes an unsecured lending arrangement. Under this Promissory Note Agreement, the Company agreed to lend $800,000 in principal amount, which bears 8% interest per annum. The note’s maturity date is October 10, 2026. As of September 30, 2026 and December 31, 2025, the outstanding principal amount was $800,000. The Company accrued interest that is due and receivable in the amount of $63,992 and $15,995 as of September 30, 2026 and December 31, 2025, respectively. The outstanding principal and accrued interest, net of the related allowance for credit losses, are included within “Loans receivable, net” on the consolidated balance sheets.

Although not part of HIT’s core business, the Company will strategically invest its assets in a manner to maximize risk-adjusted return and promote shareholder wealth. The Company provided the promissory note to Kang Youle Limited, an independent third party with access to a network of insurance sectors internationally.

During the three months ended September 30, 2026, due to financial difficulties experienced by Kang Youle Limited, the Company reassessed the collectability of the outstanding loan and accrued interest. Based on this assessment, the Company recorded an allowance for credit losses of $863,992, representing the full outstanding principal and accrued interest. No allowance for credit losses was recorded as of December 31, 2025. Accordingly, the net carrying amount of the loan receivable was $0 and $815,995 as of September 30, 2026 and December 31, 2025, respectively.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

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

On June 15, 2026, the Company issued 95,238 RSAs outside of its equity incentive plans to a consulting firm in reliance upon the exemption from the securities registration requirements of the Securities Act of 1933, as amended, afforded by the provisions of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder, in exchange for consulting services. On August 14, 2026, the Company terminated the consulting engagement, resulting in the automatic forfeiture of 63,492 unvested RSAs without consideration. The remaining 31,746 RSAs had vested prior to the termination. For further details regarding the related stock-based compensation, please refer to Note 9.

As of September 30, 2026 and December 31, 2025, 53,600,790 and 46,006,000 shares of Class A Common Stock were issued and outstanding, respectively. As of both September 30, 2026 and December 31, 2025, 11,700,000 shares of Class B Common Stock were issued and outstanding. As of both September 30, 2026 and December 31, 2025, no shares of Series A Preferred Stock were issued and outstanding.

From time to time, the Company issues shares of common stock in connection with the granting of RSAs and the exercise of stock options, and grants RSUs under its equity incentive plans. For a detailed summary of these issuances and related stock-based compensation, please refer to Note 9.

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

Leases

The Company entered into a five-year lease for its corporate headquarters in Stuart, Florida, commencing in November of 2022. The Company’s real estate lease also includes executory costs such as common area maintenance (non-lease component) and real estate taxes (not considered a component of the Company’s lease). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. For the three and nine months ended September 30, 2026 and 2025, the rent-related expenses for this lease were $20,812 and $62,436, respectively. The Company had no short-term leases as of September 30, 2026, and one short-term lease as of December 31, 2025.

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

During the three and nine months ended September 30, 2026, the Company made cash payments of $21,417 and $64,251 for amounts included in the measurement of lease liabilities, respectively.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the Consolidated Balance Sheet as of September 30, 2026:

2026	22,060
2027	66,180
Total undiscounted lease liabilities	$88,240
Less effects of discounting	(4,409)
Total lease liabilities	$83,831

The remaining lease term was 1.1 years and 1.8 years as of September 30, 2026 and December 31, 2025, respectively.

The discount rate used to determine the operating lease liability was 10% both as of September 30, 2026 and December 31, 2025.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

6. Income Taxes

(Loss) income before income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Federal	$(9,254,128)	600,222	$(14,643,552)	2,117,913
Foreign	—	—	—	—
(Loss) income before income taxes	$(9,254,128)	600,222	$(14,643,552)	2,117,913

During the three and nine months ended September 30, 2026, the Company recognized an income tax benefit of $2,147,653 and $3,437,610, respectively. During the three and nine months ended September 30, 2025, the Company recognized an income tax expense of $148,046 and $536,514, respectively.

The Company’s income tax provision consists of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax expense
Federal	$—	$109,948	$—	$480,607
State	3,256	25,418	11,410	109,774
Total current income tax expense	$3,256	$135,366	$11,410	$590,381

Deferred income tax benefit
Federal	(1,913,050)	11,051	(3,052,455)	(53,586)
State	(237,859)	1,629	(396,565)	(281)
Total deferred income tax benefit	$(2,150,909)	$12,680	$(3,449,020)	$(53,867)

Total income tax provision	$(2,147,653)	$148,046	$(3,437,610)	$536,514

Beginning in its 2025 annual financial reporting, the Company adopted ASU 2023-09 on a prospective basis. The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the three and nine months ended September 30, 2026 after the adoption of ASU 2023-09:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Amount	Rate	Amount	Rate
Statutory federal income tax rate	(1,932,769)	21.0%	(3,064,514)	21.0%
State taxes (net of federal benefit)	(269,933)	2.9	(437,596)	3.0
Permanent difference	20,401	(0.2)	14,453	(0.1)
Other	34,648	(0.3)	50,047	(0.3)
Effective tax rate	(2,147,653)	23.4%	(3,437,610)	23.6%

Health In Tech, Inc.

Notes to Consolidated Financial Statements

6. Income Taxes (cont.)

The following table presents the reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision for the three and nine months ended September 30, 2025 prior to the adoption of ASU 2023-09:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Statutory federal income tax rate	21.0%	21.0%
State taxes (net of federal benefit)	3.6	4.1
Permanent difference	0.1	0.2
Effective tax rate	24.7%	25.3%

The Company’s net deferred tax assets and liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Deferred tax assets:
Net Operating Loss	2,823,544	388,182
Stock-based compensation	70,651	53,586
Bad debt allowance	1,504,451	91,828
Accrued liability	8,059	8,140
Financial instruments	17,271	—
Gross deferred tax assets	$4,423,976	$541,736

Deferred tax liabilities:
Research & Development credits	(1,732,600)	(1,299,380)
Right of use assets/Lease Liability	(31)	(31)
Total Deferred Tax Liabilities	$(1,732,631)	$(1,299,411)

Net deferred tax assets (liabilities):	$2,691,345	$(757,675)

As of September 30, 2026, the Company had federal net operating loss carryforwards of approximately $11.9 million, which may be carried forward indefinitely to offset future taxable income, but are subject to the 80% taxable income limitation upon utilization. Additionally, the Company had state net operating loss carryforwards of approximately $10.5 million as of September 30, 2026. Certain state net operating loss carryforwards may be carried forward indefinitely, while the remaining carryforwards begin to expire in 2033 through 2055, depending on the applicable state jurisdiction. State net operating loss carryforwards are also subject to various state-specific utilization limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. As of September 30, 2026, the Company has not performed such an analysis evaluation the potential limitation of the Company’s net operating loss carryforwards due to the “Change in ownership” as defined under Section 382 of the Internal Revenue Code.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

6. Income Taxes (cont.)

The Company evaluates the realizability of its deferred tax assets and the need for a valuation allowance at the end of each fiscal quarter. Based on all available positive and negative evidence, including forecasts of future taxable income and statutory carryforward periods, management concluded that it is more likely than not that its deferred tax assets will be realized. Accordingly, no valuation allowance was required as of September 30, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to the U.S. federal tax system. Among other provisions, the OBBBA restored the immediate deduction of qualifying domestic research and experimental (“R&E”) expenditures for tax years beginning after December 31, 2024, provided transition relief for certain previously capitalized domestic R&E expenditures, and reinstated EBITDA-based limitations on business interest expense deductions.

On its 2025 federal income tax return, the Company deducted its qualifying 2025 domestic R&E expenditures and elected to deduct the remaining unamortized balance of qualifying domestic R&E expenditures from prior years ratably over 2025 and 2026. Accordingly, the Company deducted 50% of that balance in 2025 and included the remaining 50% in its estimated 2026 federal income tax deduction. The Company did not apply retroactive treatment to prior tax years.

For financial reporting purposes, the Company capitalizes qualifying R&D costs and amortizes them over three years. The difference between the book and tax bases of these costs resulted in a deferred tax liability of approximately $1.7 million as of September 30, 2026, compared with $1.3 million as of December 31, 2025.

The R&E deductions did not result in a material change to current federal income taxes for the nine months ended September 30, 2026, as the Company was in a federal tax loss position.

The amounts of cash income taxes paid by the Company were as follows:

Nine Months Ended September 30, 2026
Federal	—
State	10,035
Foreign	—
Total	$10,035

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Standby Equity Purchase Agreement

On August 12, 2026, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD (“Yorkville”) . Under the SEPA, the Company has the right to sell to Yorkville up to $20.0 million of its Class A common stock (the “common stock”), subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of the common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA.

The SEPA also provides for pre-paid advances of up to $15.0 million, to be evidenced by convertible promissory notes (collectively, the “Convertible Notes”), which are discussed separately in Note 8. Issuances under the SEPA and upon conversion of the Convertible Notes are subject to an aggregate exchange cap of 13,100,378 shares (the “Exchange Cap”), unless the requisite stockholder approval is obtained. Issuances under the SEPA are also subject to a 4.99% beneficial ownership limitation. On November 10, 2026, at the 2026 Annual Meeting, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rules 5635(b) and 5635(d), the issuance of more than 20% of the Company’s issued and outstanding Class A common stock pursuant to the SEPA, including upon conversion of the Convertible Notes issued or issuable thereunder.

Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale registration statement for shares of common stock issued to Yorkville declared effective, the Company has the right to direct Yorkville to purchase a specified number of shares of common stock through advances (each, an “Advance”) by delivering written notice (each an “Advance Notice”). An Advance Notice may not direct Yorkville to purchase a number of shares exceeding 100% of the average daily trading volume of the common stock on Nasdaq during the five consecutive trading days immediately preceding the Advance Notice, unless otherwise agreed in writing by the parties.

Yorkville will generally purchase shares pursuant to an Advance at a price per share equal to 97% of the lowest daily VWAP of the Company’s Class A Common Stock on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the Advance Notice (excluding trading days on which the volume-weighted average price (“VWAP”) is below any minimum acceptable price specified by the Company or no VWAP is available, subject to the applicable adjustments under the SEPA). While any Convertible Notes remain outstanding, proceeds from Advances under the SEPA are required to be used to repay amounts outstanding under the Convertible Notes, unless otherwise agreed by Yorkville.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA, provided that all outstanding Convertible Notes have been repaid, or (ii) the date on which Yorkville shall have made full payment of the Advances pursuant to the SEPA. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and no Convertible Notes remain outstanding and all amounts owed to Yorkville under the SEPA have been paid. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent The SEPA also restricts certain variable-rate financing transactions, and repayments of related-party obligations. The SEPA further limits the Company’s and its subsidiaries’ ability to incur additional indebtedness or create liens, subject to certain exceptions and Yorkville’s prior written consent. The Company may enter into at-the-market offering arrangements, provided that an affiliate designated by Yorkville serves as the sole executing broker and is granted a participation right of at least 33% of such facility for a period ending 12 months after the First Pre-Paid Advance Closing and serves as the sole executing broker for so long as any Convertible Notes remain outstanding.

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant to the SEPA, the Company paid Yorkville a $25 thousand cash structuring fee. In addition, the Company agreed to pay a commitment fee equal to 1.0% of the $20.0 million commitment amount, or $200,000, which was earned as of the effective date of the SEPA. One-half of the commitment fee, or $100,000, was paid in cash, and the remaining $100,000 is payable by the six-month anniversary of the effective date of the SEPA. The Company recognized $225,000 of SEPA-related fees as financing transaction costs in the consolidated statements of operations for the three and nine months ended September 30, 2026.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

7. Standby Equity Purchase Agreement (cont.)

In connection with the entry into the SEPA, on August 18, 2026, the Company entered into a registration rights agreement with Yorkville (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC within 21 calendar days after the date of the Registration Rights Agreement, a registration statement for the resale by Yorkville of the shares of common stock issuable under the SEPA and upon conversion of the Convertible Notes. Under the Registration Rights Agreement, certain failures to file timely, obtain effectiveness of, or maintain the effectiveness of the resale registration statement constitute events of default under the Convertible Notes.

The Company agreed to register the resale of the applicable shares and maintain the effectiveness of the registration statement, subject to the terms of the Registration Rights Agreement and the SEPA. The Company did not have the ability to request any Advances under the SEPA until such resale registration statement was declared effective by the SEC, which occurred on October 15, 2026. As of September 30, 2026, no Advances had been requested or completed under the SEPA.

The Company accounts for the SEPA as a derivative liability under ASC 815, Derivatives and Hedging. The SEPA derivative liability is initially measured at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of the SEPA derivative liability was $80,394 upon initial recognition and $82,629 as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized a loss of $2,235 from the change in fair value of the SEPA derivative liability, which was included in change in fair value of SEPA derivative liability in the consolidated statements of operations. See Note 10, Fair Value Measurements, for additional information regarding the fair value measurement of the SEPA derivative liability.

8. Debt

The following table summarizes the Company’s outstanding debt for the periods indicated:

	September 30,	December 31,
	2026	2025
Convertible notes at fair value
First Convertible Note	$6,639,108	—

Convertible Notes at Fair Value

Pursuant to the SEPA described in Note 7, Yorkville has agreed to provide the Company with pre-paid advances (each, a “Pre-Paid Advance”) in an aggregate principal amount of up to $15.0 million, to be evidenced by the Convertible Notes. The Pre-Paid Advances are structured in three tranches consisting of a first tranche of $7.0 million, a second tranche of $3.0 million and a third tranche of up to $5.0 million, subject to the satisfaction of specified conditions. On November 2, 2026, the Company issued the second Convertible Note in the principal amount of $3.0 million in connection with the second tranche of the Pre-Paid Advances. The Company received net proceeds of $2.85 million on November 3, 2026. See Note 11, Subsequent Events. The third tranche, if requested by the Company, is subject to Yorkville’s agreement in its sole and absolute discretion. Each Pre-Paid Advance is subject to a 5% purchase price discount to the principal amount of the applicable Convertible Note.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

8. Debt (cont.)

The Convertible Notes bear interest at 8.75% per annum (increasing to 18% upon certain events of default as specified therein). The maturity date of each of the Convertible Notes issued in connection with each Pre-Paid Advance will be February 18, 2028, subject to extension at Yorkville’s option.

The Convertible Notes are unsecured. Pursuant to a Global Guaranty Agreement dated August 18, 2026, the Company’s payment and performance obligations under the SEPA, the Convertible Notes and related transaction documents are jointly and severally guaranteed by three subsidiaries, SMR, ICE and Hi Card. On October 9, 2026, Anchor 36 and HITRix became additional guarantors pursuant to a Joinder to the Global Guaranty Agreement.

Beginning on the 60th calendar day after August 18, 2026, and continuing on each subsequent monthly installment date, the Company shall repay a portion of the outstanding balance of the Pre-Paid Advance, consisting of principal, a 4% payment premium, and accrued and unpaid interest. Based on the outstanding principal amount of the First Convertible Note as of September 30, 2026, the scheduled principal installments are $250,000 in October 2026, $609,000 per month from November 2026 through September 2027, and a final installment of $51,000 in October 2027, subject to adjustments under the terms of the Convertible Note. Installment payments may be satisfied in cash or through the application of net proceeds from sales of common stock under the SEPA, in which case the 4% payment premium does not apply. The Company may also redeem amounts outstanding under the Convertible Notes before maturity, subject to certain conditions, including a redemption premium of 5% of the principal amount redeemed and a requirement that the VWAP of the Company’s common stock be below the Fixed Price on the date of the redemption notice, unless otherwise agreed by Yorkville.

Yorkville may convert all or any portion of the outstanding principal amount, accrued and unpaid interest and other amounts outstanding under the Convertible Notes into shares of the Company’s Class A common stock at any time during the term of the Convertible Notes, at an initial fixed conversion price of $1.5735 per share (the “Fixed Price”), subject to certain antidilution and price protection adjustments as provided in the Convertible Notes.

If the Company fails to timely pay any installment amount when due (a “Payment Failure”), Yorkville may elect to convert all or part of the unpaid installment amount at a variable conversion price (the “Variable Price”) equal to the lower of (i) the Fixed Price then in effect and (ii) 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of conversion, but not lower than the floor price of $0.204 per share, subject to adjustment.

Upon an Event of Default (as defined in the applicable Convertible Note), Yorkville may require repayment in cash of the outstanding principal, applicable Payment Premium, accrued and unpaid interest and other amounts due, subject to the terms of the applicable Convertible Note. If an Event of Default remains uncured or unwaived for 30 days, Yorkville may also convert all or any portion of the applicable Convertible Note at the Variable Price while such Event of Default continues.

Conversions under the Convertible Notes are subject to the aggregate Exchange Cap described in Note 7 and a 4.99% beneficial ownership limitation, which may be increased upon at least 65 days’ prior written notice in accordance with the terms of the Convertible Notes.

The Convertible Notes also restrict the Company and its subsidiaries, without the Yorkville’s consent, from repurchasing equity securities, amending organizational documents in a manner that adversely affects the Yorkville’s rights, or entering into arrangements that would impair the Company’s ability to perform its obligations under the Convertible Notes.

As of September 30, 2026, the Company was in compliance with the applicable covenants under the SEPA and the First Convertible Note.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

8. Debt (cont.)

The first Pre-Paid Advance in the net amount of $6,650,000 was disbursed to the Company on August 18, 2026, in exchange for the Company’s issuance to Yorkville of a convertible promissory note in the principal amount of $7.0 million (the “First Convertible Note”), reflecting a 5% purchase price discount of $350,000.

In connection with the transactions contemplated by the SEPA, the Company entered into an engagement agreement with Independent Investment Bankers, Corp. (“IIB”), a registered broker-dealer and member of the Financial Industry Regulatory Authority, Inc., pursuant to which IIB will receive a success fee from the Company equal to 6.5% of the gross principal amount of each Pre-Paid Advance. The Company recognized $455,000 of such fees in financing transaction costs in the consolidated statements of operations for the three and nine months ended September 30, 2026.

The Company elected the FVO under ASC 825, Financial Instruments, for the First Convertible Note upon its initial recognition on August 18, 2026. See Note 2, Summary of Significant Accounting Policies, for the Company’s accounting policy related to the FVO.

The following table presents the changes in the fair value of the First Convertible Note from its issuance through September 30, 2026:

First Convertible Note
First Convertible Note	$6,569,606
Change in fair value	69,502
Fair value as of September 30, 2026	$6,639,108

The following table presents the difference between the fair value and the unpaid principal balance of the First Convertible Note as of September 30, 2026:

	Fair Value	Unpaid Principal Balance	Difference
First Convertible Note	$6,639,108	$7,000,000	$(360,892)

9. Stock-Based Compensation

HIT Equity Awards

2022 Equity Incentive Plan

On December 21, 2022, the Company adopted and approved the Health in Tech Equity Incentive Plan (the “2022 Plan”), which provides for the issuance of 4,501,683 shares of Class A Common Stock for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, RSAs and restricted stock units. Upon the consummation of the Company’s initial public offering on December 24, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”) went into effect. The terms of the 2022 Plan continue to govern the RSAs and options outstanding thereunder as of September 30, 2026 and December 31, 2025. There are no shares reserved for future issuance under the 2022 Plan.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation (cont.)

2024 Equity Incentive Plan

On December 24, 2024, the Company adopted and approved the 2024 Plan. The 2024 Plan is a comprehensive incentive compensation plan under which the Company can grant 7,677,849 shares of equity-based and other incentive awards to officers, employees, directors, consultants and advisers. On October 3, 2025, the Company’s stockholders approved an amendment to the 2024 Plan to (i) increase the total number of shares of Class A common stock authorized for issuance pursuant to awards granted thereunder from 7,677,849 shares to 10,677,849 shares and (ii) include the issuance of up to 2,000,000 shares of Class B Common Stock and options convertible into Class B Common Stock to executive officers of the Company. The purpose of the 2024 Plan is to help the Company attract, motivate and retain such persons with awards under the 2024 Plan and thereby enhance shareholder value. The 2024 Plan provides for the grant of stock options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, RSAs, restricted stock unit awards and unrestricted stock awards. Under the 2024 Plan, 1,288,000 shares of unrestricted stock, 3,816,139 RSAs and 20,000 RSUs were granted as of September 30, 2026, and 1,288,000 shares of unrestricted stock and 1,363,744 RSAs were granted as of December 31, 2025.

Some RSAs granted under the 2024 Plan have service-based vesting conditions and vest over a period from one to two years. Some RSAs and RSUs granted under the 2024 Plan are subject to both service and performance-based vesting conditions. These awards vest upon the achievement of specified metrics. Depending on the award, these metrics are either measured over a concurrent service period, or act as a prerequisite that must be met to initiate a subsequent 12-month service-based vesting schedule, with the awards vesting in equal monthly installments. The assessment for this prerequisite may occur within a fixed period or be indefinite. Compensation expense for awards with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period on a straight-line basis to the extent achievement of the performance condition is probable. As of each reporting date, the Company estimates the probability that specified performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

Restricted Stock Awards

Service-based RSAs

The table below identifies service-based RSA activity under the 2024 Plan and certain awards granted outside of the Company’s equity incentive plans for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	321,060	$0.92
Granted (1)	217,633	1.13
Vested	(327,310)	1.10
Canceled/Forfeited	(77,932)	0.98
Unvested as of September 30, 2026	133,451	$0.77

(1)	On June 15, 2026, the Company granted 95,238 RSAs to a consulting firm outside of its equity incentive plans at a grant-date fair value of $1.05 per share, subject to vesting monthly over a 6-month period commencing on June 15, 2026. On August 14, 2026, the Company terminated the consulting engagement, resulting in the automatic forfeiture of 63,492 unvested RSAs without consideration. The remaining 31,746 RSAs had vested prior to the termination.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation (cont.)

As of September 30, 2026, there was $65,248 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service-based RSAs. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.5 years, using the straight-line method. The total fair value of the RSAs vested was $360,851 and $173,089 during the nine months ended September 30, 2026 and 2025, respectively. The weighted-average grant-date fair value per share of RSAs granted was $1.13 and $0.79 during the nine months ended September 30, 2026 and 2025, respectively.

Service and performance-based RSAs

The table below identifies service and performance-based RSA activity under the 2022 Plan and the 2024 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	386,768	$2.58
Granted	2,330,000	1.55
Vested	(585,665)	1.71
Canceled/Forfeited	(7,724)	0.71
Unvested as of September 30, 2026	2,123,379	$1.69

As of September 30, 2026, there was $936,215 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. The RSAs are expected to be recognized over a weighted-average remaining requisite service period of 0.3 years, using the straight-line method. The total fair value of the RSAs vested was $925,777 and $452,204 during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $2,074,900 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $1.55 and $2.88 during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, the Company cancelled and retired 467,187 and 0 shares of common stock, respectively, surrendered by three executive officers to satisfy tax withholding obligations in connection with the net settlement of service and performance-based RSAs.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation (cont.)

Restricted Stock Units

Service and performance-based RSUs

Starting in September 2026, the Company began granting RSUs under the 2024 Plan. Each of the RSUs represents the right to receive one share of the Company’s Class A Common Stock upon vesting.

The table below identifies service and performance-based RSU activity under the 2024 Plan for the relevant periods presented:

	Numbers of RSUs	Weighted Average Fair Value Per RSUs
Unvested as of December 31, 2025	—	$—
Granted	20,000	0.82
Vested	—	—
Canceled/Forfeited	—	—
Unvested as of September 30, 2026	20,000	$0.82

As of September 30, 2026, there was $16,414 of unrecognized compensation expense related to non-vested service and performance-based RSUs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSUs granted was $0.82 during the nine months ended September 30, 2026. There were no RSUs granted during the nine months ended September 30, 2025.

Options

The table below identifies stock options activity under the 2022 Plan for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	2,151,947	$0.76	2.4	$1,805,713
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(251,122)	1.14
Balance as of September 30, 2026	1,900,825	$0.71	1.8	$210,421
Vested as of September 30, 2026	1,854,047	$0.71	1.8	$205,243
Vested and expected to vest as of September 30, 2026	1,900,825	$0.71	1.8	$210,421

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the closing stock price on the last trading day in fiscal quarter. There were no stock options granted or exercised during the nine months ended September 30, 2026 and 2025. The total fair value of options vested during the nine months ended September 30, 2026 and 2025 was $44,692 and $500,091, respectively.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation (cont.)

As of September 30, 2026, there was $13,751 of unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.2 years, using the straight-line method.

HITChain Equity Awards

2026 Equity Incentive Plan

On April 10, 2026, HITChain adopted and approved the 2026 Equity Incentive Plan (the “2026 Plan”), which provides for the issuance of 5,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of HITChain, each with par value $0.001 per share, for purposes of attracting, retaining, and motivating key employees, directors, and consultants. The 2026 Plan provides for the grant of stock options, unrestricted stock awards, RSAs, stock appreciation rights, restricted stock units and performance stock units. Under the 2026 Plan, 500,000 RSAs and 2,000,000 stock options were granted as of September 30, 2026.

Restricted Stock Awards

Service and performance-based RSAs

The table below identifies service and performance-based RSA activity for shares of Class A Common Stock under the 2026 Plan for the relevant periods presented:

	Numbers of RSAs	Weighted Average Fair Value Per RSA
Unvested as of December 31, 2025	—	$—
Granted	500,000	0.01
Vested	—	—
Canceled/Forfeited	—	—
Unvested as of September 30, 2026	500,000	$0.01

As of September 30, 2026, there was no unrecognized compensation cost, adjusted for estimated forfeitures based on historical data, related to non-vested service and performance-based RSAs that were considered probable of achievement. As of September 30, 2026, there was $2,550 of unrecognized compensation expense related to non-vested service and performance-based RSAs that were considered not probable of achievement. The weighted-average grant-date fair value per share of RSAs granted was $0.01 during the nine months ended September 30, 2026.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation (cont.)

Options

The table below identifies the stock options activity for shares of Class B Common Stock granted under the 2026 Plan to the individuals serving as the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2026, for the relevant periods presented:

	Outstanding stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	—	$—	—	$—
Granted	2,000,000	0.01	10.0
Exercised	—	—
Canceled/Forfeited	—	—
Balance as of September 30, 2026	2,000,000	$0.01	9.5	$—
Vested as of September 30, 2026	2,000,000	$0.01	9.5	$—
Vested and expected to vest as of September 30, 2026	2,000,000	$0.01	9.5	$—

The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the estimated per share fair value of the HITChain’s common stock at the measurement date. There were no stock options exercised during the nine months ended September 30, 2026. The weighted-average fair value of options granted during the nine months ended September 30, 2026 was $0.003 per share. The total fair value of options vested during the nine months ended September 30, 2026 was $5,633. As of September 30, 2026, there was no unrecognized compensation cost.

The estimated fair value of stock options was calculated using the binomial option-pricing model, based on the following range of assumptions:

Nine Months Ended September 30, 2026
Expected volatility	58.35%
Risk-free interest rate	4.48%
Exercise multiples	2.80
Expected term	—
Expected dividend yield	—%
Forfeited rates	—%
Fair market value per common share	0.01

Health In Tech, Inc.

Notes to Consolidated Financial Statements

9. Stock-Based Compensation (cont.)

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

10. Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2026:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Notes	$—	$—	$6,639,108	$6,639,108
SEPA derivative liability	—	—	82,629	82,629
Total liabilities, at fair value	$—	$—	$6,721,737	$6,721,737

As of December 31, 2025, the Company had no assets or liabilities measured at fair value on a recurring basis.

Convertible Notes

The following table presents the changes in the Convertible Notes measured at fair value during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$—	$—
Issuance	6,569,606	6,569,606
Changes in fair value recognized in earnings	69,502	69,502
Ending balance	$6,639,108	$6,639,108

For the three and nine months ended September 30, 2026, the Company recognized an unrealized loss of $69,502 related to changes in the fair value of the Convertible Notes outstanding as of September 30, 2026, which was included in Change in fair value of convertible notes — FVO in the consolidated statements of operations.

The fair value of the Convertible Notes was estimated using a Monte Carlo simulation model incorporating probability-weighted outcomes for scheduled repayments, conversions, early redemptions and defaults. The projected cash flows were discounted using risk-adjusted discount rates.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

10. Fair Value Measurements (cont.)

The following table summarizes the key inputs used in determining the fair value of the Convertible Notes as of September 30, 2026:

September 30, 2026
Remaining contractual term (years)	1.39
Stock price	$0.82
Expected volatility	104.43%
Risk-free interest rate	4.57%
Risk-adjusted discount rate	11.22%
Down-round probability	5%

The down-round probability represents an unobservable input based on management’s assumptions. Changes in this assumption may affect the probability and timing of redemption and conversion outcomes and, consequently, the estimated fair value of the Convertible Notes.

SEPA Derivative Liability

The following table presents the changes in the SEPA derivative liability measured at fair value during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$—	$—
Initial recognition	80,394	80,394
Changes in fair value recognized in earnings	2,235	2,235
Ending Balance	$82,629	$82,629

For the three and nine months ended September 30, 2026, the Company recognized an unrealized loss of $2,235 related to changes in the fair value of the SEPA derivative liability outstanding as of September 30, 2026, which was included in Change in fair value of SEPA derivative liability in the consolidated statements of operations.

The estimated fair value of the SEPA derivative liability was determined using a Monte Carlo simulation model incorporating the expected utilization of the SEPA to fund repayments of the Convertible Notes and the value of the share purchase discount applicable to such repayments.

Health In Tech, Inc.

Notes to Consolidated Financial Statements

10. Fair Value Measurements (cont.)

The following table summarizes the key inputs used in determining the fair value of the SEPA derivative liability as of September 30, 2026:

September 30, 2026
Expected term (years)	1.39
Stock price	$0.82
Expected volatility	104.43%
Risk-free interest rate	4.57%
Risk-adjusted discount rate	11.22%
Down-round probability	5%

The down-round probability represents an unobservable input based on management’s assumptions. Changes in this assumption may affect the expected utilization of the SEPA and the resulting fair value measurement.

11. Subsequent Events

Equity Awards and Share Cancellation

On October 7, 2026, the Company granted an aggregate of 52,602 RSAs to its two independent directors under the 2024 Plan, with 26,301 RSAs to each independent director. These awards were vested in full on the grant date, subject to the director’s requisite service in the third quarter of 2026.

On October 15, 2026, the Company cancelled and retired 174,000 shares of Class A common stock surrendered by three executive officers to satisfy tax withholding obligations in connection with the net settlement of equity awards.

Leadership Transition and Related Equity Awards

On October 20, 2026, the Company’s Board of Directors appointed Sanjay Shrestha as Chief Executive Officer, succeeding Tim Johnson, who transitioned to Executive Chairman of the Board.

In connection with the leadership transition, the Company granted Mr. Shrestha RSAs under the 2024 Plan covering 5,000,000 shares of Class A Common Stock and 500,000 shares of Class B Common Stock, consisting of (i) 2,000,000 Class A shares subject to service-based vesting conditions, (ii) 1,500,000 Class A shares subject to performance-based vesting conditions and continued service requirements, and (iii) 1,500,000 Class A shares and 500,000 Class B shares subject to market-based conditions followed by service-based vesting. The number of shares under the performance-based award may increase by up to an additional 500,000 Class A shares, as determined by the Compensation Committee upon satisfaction of the applicable performance condition. The Board also approved additional awards covering 2,500,000 Class A shares subject to market-based conditions followed by service-based vesting, contingent upon stockholder approval of an amendment to the 2024 Plan, which approval was granted at the 2026 Annual Meeting. Mr. Shrestha’s employment agreement and restricted stock award agreement, each dated October 20, 2026, are filed herewith as Exhibit 10.14 and Exhibit 10.15, respectively.

In addition, the Board approved RSA arrangements for Mr. Johnson and Linlin Qian, the Company’s Chief Financial Officer, each covering (i) 650,000 Class A shares subject to service-based vesting conditions, (ii) 800,000 Class A shares subject to performance-based vesting conditions and continued service requirements, and (iii) 1,600,000 Class A shares and 200,000 Class B shares subject to market-based conditions followed by service-based vesting. All such awards were contingent upon stockholder approval of an amendment to increase the shares authorized under the 2024 Plan, which approval was granted at the 2026 Annual Meeting.

On November 10, 2026, the Company’s stockholders approved the amendment to the 2024 Plan, increasing the number of Class A shares authorized for issuance under the 2024 Plan from 10,677,849 to 30,677,849 shares and satisfying the stockholder approval conditions applicable to the above awards and arrangements.

Issuance of Second Convertible Notes

On November 2, 2026, pursuant to the SEPA with Yorkville, the Company issued the second Convertible Note in the principal amount of $3,000,000 in connection with the second tranche of the Pre-Paid Advances. The second Convertible Note was issued at a 5% purchase price discount, and the Company received net proceeds of $2,850,000 on November 3, 2026. The second Convertible Note is subject to substantially the same terms and conditions as the First Convertible Note issued on August 18, 2026, as described in Note 8, Debt, except that installment payments under the second Convertible Note commence in October 2027.

Amendment to Second Amended and Restated Articles of Incorporation

On November 10, 2026, the Company’s stockholders approved, to be effective as of the same date, an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the total authorized shares of capital stock of the Company from 220,000,000 to 720,000,000, consisting of 650,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock and 20,000,000 shares of Series A Preferred Stock, $0.001 par value per share.

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

Overview

Health In Tech (“HIT”) is an insurance technology platform company, which offers a marketplace that aims to improve processes in the healthcare industry through vertical integration, process simplification, and automation. By removing friction and complexities, we streamline the underwriting, sales and service process for insurance companies, licensed brokers, Managing General Underwriters (MGUs) and Third-Party Administrators (TPAs).

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

As of September 30, 2026, we had 357 business clients in 35 states, with our services and platforms actively utilized by 661 brokers, 11 TPAs, and 312 additional third-party agencies. For the nine months of 2026, total revenues were $23.4 million, a decrease of approximately 9% compared to $25.8 million for the same period in 2025. The decrease in revenue primarily reflected delays in the commencement of certain new policies associated with the transition to a new carrier. The new carrier’s different underwriting criteria and procedures required additional underwriting and approval before certain new policies could be bound and become effective. These requirements temporarily extended processing times for new business, resulting in fewer new clients being onboarded during the reporting period than in the comparative period. For these new policies, revenue recognition did not begin until the applicable contractual requirements were satisfied and the policies became effective, consistent with our revenue recognition policy. Accordingly, the principal revenue effect of the transition was a timing impact on the commencement of certain new policies.

The new carrier was onboarded during the second quarter of 2026, and transfers of existing in-force policies from the prior carrier to the new carrier were substantially completed as of September 30, 2026. The portfolio transfers did not interrupt employer coverage or change the policies’ existing contractual expiration dates. Upon each transfer, the new carrier assumed the applicable carrier responsibilities, while we continued to provide our contracted services and retained an enforceable right to consideration for those services over the remaining policy terms under the applicable contractual arrangements. Revenue from existing in-force policies continued to be recognized over the applicable policy terms, with no material reduction or delay attributable solely to the portfolio transfers.

The portfolio transfers required additional administrative coordination among us, the carriers and the applicable third-party administrators, including reconciliations of premiums, enrollment information, claims and other amounts. These procedures affected the timing of certain carrier settlements and receivable collections but did not cause us to suspend or defer revenue recognition, or reverse previously recognized revenue, for services provided under existing in-force policies.

We currently generate most of our revenue from service fees and underwriting fees, that are associated with customers who purchase self-funded benefits plans and stop loss insurance. These plans are facilitated through a network of brokers, TPAs, MGUs, carriers, and other third-party agents. These agencies either directly engage our services or provide valuable client referrals.

Recent Developments

Launch of HitRix. On September 30, 2026, we launched HitRix, an AI-powered, broker-first marketplace designed to modernize the large-group self-funded stop-loss insurance placement process. By automating data ingestion, streamlining submissions across multiple carriers and managing general underwriters (“MGUs”), and enabling more efficient proposal comparisons, HitRix aims to reduce manual workflows, enhance broker productivity, improve quoting efficiency, and drive higher policy placement conversion rates. HitRix launches across our existing distribution ecosystem of brokers, third-party administrators, and agencies. In connection with the launch, on September 30, 2026, we formed HITRix, LLC, a wholly-owned subsidiary, to support the platform’s operations. HITRix, LLC had not commenced operations as of September 30, 2026.

Three-Year Rate Stabilization Program. We continue to advance our Three-Year Rate Stabilization Program, designed to provide employers with greater predictability in stop-loss insurance costs over a multi-year period. We have secured our first client and are progressing toward an associated note issuance exceeding $50 million. With the initial launch targeted by year-end 2026, we are prioritizing disciplined execution and aim to establish a foundation for converting our pipeline, representing potential note issuances in potentially sizeable dollar amounts, into future commercial growth. On September 28, 2026, we formed Anchor 36, LLC, a wholly-owned subsidiary, to support the planned program offering. Anchor 36, LLC had not commenced operations as of September 30, 2026.

Strategic Leadership Transition. Appointed Sanjay Shrestha as Chief Executive Officer, effective October 20, 2026, to lead commercial execution, business expansion, and strategic growth. Mr. Shrestha brings extensive experience in public-company leadership, capital markets, and strategic acquisitions, as well as an established understanding of Health In Tech through both his prior service as a member of our Board and, later, as a strategic advisor to our Board. Founder Tim Johnson transitioned to Executive Chairman to focus on long-term strategy, technology innovation, and product development.

Strengthened Board Expertise. Elected Tim Cortes as an independent director at our November 10, 2026 Annual Meeting of Stockholders, bringing extensive technology and engineering leadership experience to our Board.

Updated 2026 Revenue Outlook. We revised our full-year 2026 revenue outlook to approximately $30 million, modestly below 2025 revenue. The revision primarily reflects the delayed commencement of certain new policies resulting from the transition to a new carrier, which temporarily extended underwriting and onboarding timelines. These delays shifted the anticipated revenue contribution from certain new business opportunities into 2027, rather than reflecting a loss of the underlying opportunities. With the carrier transition substantially completed, we are focused on accelerating policy onboarding, improving conversion rates, and translating our existing pipeline into revenue growth in 2027.

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

Contracted Revenue

Contracted Revenue is a period-based operating metric and is not a point-in-time backlog measure. Contracted Revenue includes contractual revenue associated with policies that are in force at any time during the applicable reporting period. For the nine months ended September 30, 2026, the reporting period covers January 1, 2026 through September 30, 2026.

For each such policy, Contracted Revenue includes:

●	contractual revenue attributable to the portion of the policy term falling within the reporting period, including the amount recognized as GAAP revenue during the reporting period; and

●	remaining contractual revenue expected to be recognized in future periods over the remaining contractual term of that policy.

Revenue attributable to periods before the beginning of the applicable reporting period is excluded. A policy that expired or lapsed before the beginning of the reporting period is also excluded. If a policy expires or lapses during the reporting period, Contracted Revenue includes revenue attributable to that policy only through its expiration or lapse date, and no revenue is included for periods thereafter.

Standard self-funded plan policies generally have a contractual term of 12 months, while our Three-Year Rate Stabilization Program is designed with a 36-month contractual term. Revenue is recognized under U.S. GAAP on a straight-line basis over the policy term, beginning on the policy’s effective date.

Contracted Revenue totaled $32.7 million for the nine months ended September 30, 2026, of which $24.4 million was recognized as GAAP revenue during the reporting period of first three quarters. The remaining $6.1 million and $2.2 million are expected to be recognized as GAAP revenue in the fourth quarter of 2026 and in 2027, respectively.

The following table presents the changes in Contracted Revenue from the six months ended June 30, 2026 to the nine months ended September 30, 2026:

in $ Million	Total Contracted Revenue (1)	GAAP revenue recognized during reporting period (2)	Revenue expected to be recognized during the remainder of 2026 (3)	Revenue expected to be recognized in 2027 (4)
For the six months ended June 30, 2026	32.31	17.27	14.05	0.99
Increase / (decrease): Revenue from existing in-force policy included in the prior reporting period	—	7.46	(7.46)	—
Increase: Revenue from new in-force policies effective in Q3 2026	2.40	0.37	0.60	1.43
Decrease: Policies no longer in force and other adjustments	(2.01)	(0.74)	(1.05)	(0.22)
For the nine months ended September 30, 2026	32.70	24.36	6.14	2.20

(1)	Contracted Revenue includes contractual revenue associated with policies that are in force at any time during the applicable reporting period. If a policy expires or lapses during the reporting period, Contracted Revenue includes revenue attributable to that policy only through its expiration or lapse date, and no revenue is included for periods thereafter. For the nine months ended September 30, 2026, Total Contracted Revenue from in-force policy was $32.70 million, derived from $32.31 million for the six months ended June 30, 2026, plus $2.40 million of contractual revenue from new in-force policies effective during the third quarter of 2026, less $2.01 million related to policies that are no longer in force and other adjustments.
(2)

For the nine months ended September 30, 2026, we recognized $24.36 million in revenue in accordance with GAAP, including $17.27 million recognized during the six months ended June 30, 2026. Third-quarter revenue reflected the $7.46 million previously expected to be recognized from existing in-force policies, plus $0.37 million recognized from new policies that became effective during the third quarter, less $0.74 million reflecting reductions in expected revenue from policies no longer in force and other adjustments. Revenue was recognized as we provided services under the applicable policies.

(3)

As of September 30, 2026, we expected to recognize $6.14 million in revenue during the fourth quarter of 2026 from policies then in force. As of June 30, 2026, the Company had expected to recognize $14.05 million during the remainder of 2026, comprising $7.46 million in the third quarter and $6.59 million in the fourth quarter. The updated fourth-quarter estimate reflects the previous estimate of $6.59 million, increased by $0.60 million attributable to new in-force policies sold during the third quarter and reduced by $1.05 million previously expected from policies no longer in force and other adjustments.

(4)

As of September 30, 2026, the Company expected to recognize $2.20 million in revenue during 2027 from policies then in force. This amount reflects the $0.99 million previously expected to be recognized in 2027 as of June 30, 2026, plus $1.43 million attributable to new in-force policies that became effective during the third quarter, less $0.22 million related to policies no longer in force and other adjustments.

Contracted revenue is presented prior to the impact of monthly employers’ enrollment adjustments during contractual period, including changes in enrolled employees, plan mix, and other factors that may affect premium and fees. Accordingly, actual revenue recognized in future periods may differ from Contracted Revenue.

Pipeline Revenue

Pipeline Revenue represents revenue from self-funded plan policies that are being quoted, are in binding status, or have been contracted subsequent to the end of the reporting period. This metric reflects the entire contractual term of the underlying policies, some of which may not ultimately convert to revenue.

As of October 30, 2026, opportunities at various stages of our sales pipeline represented approximately $156.4 million in potential revenue, including $2.6 million attributable to contracted business. Management estimates a closing rate of 3% to 7% for the remaining sales opportunities.

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

As of September 30, 2026, the platform placed $91.8 million of self-funded stop-loss plans.

Adjusted EBITDA

Adjusted EBITDA represents our net income (loss) attributable to common stockholders before net interest income, taxes and amortization expense, adjusted to eliminate stock-based compensation expense, including employer payroll taxes related to stock-based awards, provision for credit losses on other receivables and loans receivable, financing transaction costs, change in fair value of SEPA derivative liability, change in fair value of convertible notes and other non-recurring items. Adjusted EBITDA is not a measure calculated in accordance with United States Generally Accepted Accounting Principles, or GAAP. Please refer to “Results of Operations” in this item for a discussion of the limitations of adjusted EBITDA and reconciliations of adjusted EBITDA to net income (loss) attributable to common stockholders, the most comparable GAAP measurements, respectively, for the three and nine months ended September 30, 2026 and 2025. We exclude certain non-recurring or non-cash items when calculating Adjusted EBITDA, and we believe this approach provides a more meaningful measure by offering a clearer view of our underlying operational performance.

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

Starting January 1, 2026, SMR has expanded its service scope and launched the new self-funded plan administration services, enhancing its service model to deliver pre-configured, end-to-end self-funded health benefit solutions. Leveraging long-term vendor management experience, SMR develops a full suite of pre-designed customized plans bundled with stop-loss insurance coverage. The distribution partners, mainly brokers for now, are presented with over 100 configured plans. The Company curates and directly contracts with a dedicated network of specialized administrative vendors, tailoring service setups to fit employer and distribution partner needs with balanced standardization and flexibility. As of September 2026, over 100 configurable pre-designed plan options are available, which are rapidly implemented and combined with stop-loss coverage, greatly reducing plan administration complexity and driving overall operational efficiency. This enhanced service model provides employers and sales with more streamlined, differentiated and flexible self-funded plan arrangements.

The revenue from SMR is derived from a set fee charged per enrolled employee (EE) per month (PEPM). The fee varies depending on the type of plans selected by the broker or other distribution partner. These fees may vary based on plan design, covered population. SMR’s fees are part of self-funded stop loss plan payments, paid by employers.

(ii)	ICE develops and maintains all underwriting models. It defines risk criteria based on risk guidelines provided by carriers, manages underwriting of risk, manages claims activity, ensures reinsurance reporting, and handles monthly reinsurance filings. The revenue from ICE is derived as a specific percentage from the premium received, in our capacity as the Managing General Underwriter (MGU) of insurance companies (Carriers). ICE’s fees are paid by carriers.

The following table sets forth the components of our revenues by subsidiaries and percentages of our total revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of revenue	2025	% of revenue	2026	% of revenue	2025	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$632,613	9.6%	$1,389,604	16.4%	$3,374,074	14.4%	$5,832,164	22.6%
Revenues from fees (SMR)	5,954,439	90.4%	7,100,489	83.6%	20,041,244	85.6%	19,986,762	77.4%
Total revenues	6,587,052	100.0%	8,490,093	100.0%	23,415,318	100.0%	25,818,926	100.0%

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

Provision for credit losses

Provision for credit losses consists of expected credit losses recognized on our accounts receivable, other receivables and loans receivable in accordance with ASC 326, Financial Instruments — Credit Losses.

Research and development expenses

Research and development expenses primarily consist of personnel-related costs, including salaries, stock-based compensation expense and benefits for our research and development personnel. Additional expenses include costs related to research, design, and preliminary planning of new technology, as well as routine maintenance of its existing platform.

Financing Transaction Costs

Financing transaction costs primarily consist of commitment and structuring fees associated with the SEPA, success fees related to the promissory convertible note, and legal and other professional fees incurred in connection with these financing arrangements.

Change in Fair Value of SEPA Derivative Liability

In August 2026, we entered into a SEPA with Yorkville, under which we have the right, but not the obligation, to sell up to $20.0 million of our Class A common stock over a 36-month period, subject to certain conditions and limitations. The SEPA was recognized as a derivative liability measured at fair value at initial recognition and is subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in the consolidated statements of operations.

Change in Fair Value of Convertible Notes – FVO

We elected the fair value option to account for the Convertible Notes issued in connection with the SEPA. Under this election, the Convertible Notes, including accrued and unpaid interest, are measured at fair value at initial recognition and subsequently remeasured at fair value at each reporting date. Changes in fair value are recognized in the consolidated statements of operations, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods presented, both in absolute amount and as a percentage of our total revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of revenue	2025	% of revenue	2026	% of revenue	2025	% of revenue
Revenues
Revenues from underwriting modeling (ICE)	$632,613	9.6%	$1,389,604	16.4%	$3,374,074	14.4%	$5,832,164	22.6%
Revenues from fees (SMR)	5,954,439	90.4%	7,100,489	83.6%	20,041,244	85.6%	19,986,762	77.4%
Total revenues	6,587,052	100.0%	8,490,093	100.0%	23,415,318	100.0%	25,818,926	100.0%

Cost of revenues	3,524,692	53.5%	3,346,277	39.4%	11,921,066	50.9%	9,009,841	34.9%
Gross profit	$3,062,360	46.5%	$5,143,816	60.6%	$11,494,252	49.1%	$16,809,085	65.1%

Operating expenses
Sales and marketing expenses	2,061,695	31.3%	962,567	11.3%	6,569,185	28.1%	3,279,560	12.7%
General and administrative expenses	3,116,656	47.3%	3,455,996	40.7%	10,104,489	43.2%	10,472,224	40.6%
Provision for credit losses	5,337,768	81.1%	(4,089)	(0.0)%	6,074,587	25.8%	1,901	0.0%
Research and development expenses	938,564	14.2%	235,819	2.8%	2,734,770	11.7%	1,356,149	5.3%
Total operating expenses	11,454,683	173.9%	4,650,293	54.8%	25,483,031	108.8%	15,109,834	58.6%

Other income (expense):
Interest income	64,627	1.0%	111,699	1.3%	201,666	0.9%	305,263	1.2%
Interest expenses	(20,000)	(0.3)%	—	—%	(20,000)	(0.1)%	—	—%
Financing transaction costs	(799,630)	(12.1)%	—	—%	(799,630)	(3.4)%	—	—%
Change in fair value of SEPA derivative liability	(2,235)	0.0%	—	—%	(2,235)	(0.0)%	—	—%
Change in fair value of convertible notes – FVO	(69,502)	(1.1)%	—	—%	(69,502)	(0.3)%	—	—%
Other income	310	0.0%	—	—%	122,644	0.5%	118,399	0.5%
Other expense	(35,375)	(0.6)%	(5,000)	(0.1)%	(87,716)	(0.4)%	(5,000)	(0.0)%
Total other (expense) income, net	(861,805)	(13.1)%	106,699	1.2%	(654,773)	(2.8)%	418,662	1.7%

(Loss) Income before income tax expense	$(9,254,128)	(140.5)%	$600,222	7.0%	$(14,643,552)	(62.5)%	$2,117,913	8.2%

Income tax benefit (expense)	2,147,653	32.6%	(148,046)	(1.7)%	3,437,610	14.6%	(536,514)	(2.1)%

Net (loss) income	$(7,106,475)	(107.9)%	$452,176	5.3%	$(11,205,942)	(47.9)%	$1,581,399	6.1%

Net loss attributable to noncontrolling interests	(40,062)	(0.6)%	—	—%	(40,224)	(0.2)%	—	—%

Net (loss) income attributable to common stockholders	(7,066,413)	(107.3)%	452,176	5.3%	(11,165,718)	(47.7)%	1,581,399	6.1%

Other Financial Data:
Adjusted EBITDA(1)	$(3,932,017)	(59.7)%	$999,056	11.8%	$(6,553,609)	(28.0)%	$3,796,283	14.7%

(1)	We define adjusted EBITDA as net (loss) income attributable to common stockholders before net interest income, taxes and amortization expense, adjusted to eliminate stock-based compensation expense, including employer payroll taxes related to stock-based awards, provision for credit losses on other receivables and loans receivable, financing transaction costs, change in fair value of SEPA derivative liability, change in fair value of convertible notes and other non-recurring items. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss) attributable to common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation from Net (Loss) Income Attributable to Common Stockholders to Adjusted EBITDA:
Net (loss) income attributable to common stockholders	$(7,066,413)	$452,176	$(11,165,718)	$1,581,399
Interest income	(44,627)	(111,699)	(181,666)	(305,263)
Amortization expense	278,747	217,981	1,002,534	489,947
Income tax (benefit) expense	(2,147,653)	148,046	(3,437,610)	536,514
Stock-based compensation expense, including employer payroll taxes related to stock-based awards	730,041	292,552	2,133,849	1,493,686
Provision for credit losses on other receivables	2,582,529	—	3,322,302	—
Provision for credit losses on loans receivable	863,992	—	863,992	—
Financing transaction costs	799,630	—	799,630	—
Change in fair value of SEPA derivative liability	2,235	—	2,235	—
Change in fair value of convertible notes – FVO	69,502	—	69,502	—
Other non-recurring items	—	—	37,341	—
Total net adjustments	3,134,396	546,880	4,612,109	2,214,884
Adjusted EBITDA	$(3,932,017)	$999,056	$(6,553,609)	$3,796,283

Consolidated Balance Sheet Data

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$10,127,237	$7,669,754
Accounts receivable, net of allowance for credit losses of $1,882,457 and $0 as of September 30, 2026 and December 31, 2025, respectively	3,177,652	756,288
Other receivables, net of allowance for credit losses of $3,502,581 and $377,587 as of September 30, 2026 and December 31, 2025, respectively	1,669,747	3,467,814
Software	8,148,785	6,530,894
Total assets	28,032,954	23,089,961
Total liabilities	15,153,831	5,977,896
Total stockholders’ equity	12,879,123	17,112,065

Cash and cash equivalents

As of September 30, 2026, cash and cash equivalents increased by $2,457,483 to $10,127,237, from $7,669,754 as of December 31, 2025. The increase was primarily attributable to net proceeds of $6,650,000 received on August 18, 2026 from the first Pre-Paid Advance under the Company’s SEPA with Yorkville and $6,381,000 in proceeds from the PIPE financing, net of placement agent fees and escrow agent fees, partially offset by net cash used in operating activities and investing activities during the nine months ended September 30, 2026. In connection with the first Pre-Paid Advance, the Company issued to Yorkville a promissory convertible note in the principal amount of $7 million, issued at a 5% original issue discount and initially convertible into shares of the Company’s Class A common stock at a fixed conversion price of $1.5735 per share, subject to adjustment (the “First Convertible Note”).

Accounts receivable, net

Accounts receivable, net, increased by $2,421,364 to $3,177,652 as of September 30, 2026, from $756,288 as of December 31, 2025. The transition to a new carrier required us, the TPAs, and the prior and new carriers to perform additional policy-level reconciliations of enrollment changes, premiums, claims activity, amounts attributable to each carrier and other adjustments. These procedures extended the time required to determine and settle amounts payable to us, delaying remittances from the prior carrier and the collection of certain receivables. The collection delays primarily reflected these operational and reconciliation requirements rather than a change in the underlying payment obligations.

During the three months ended September 30, 2026, the applicable TPAs began making payments on outstanding balances, and collection activity improved. We separately evaluated the recognized receivables for expected credit losses under ASC 326, distinguishing delays associated with determining or reconciling amounts payable from credit risk affecting collectability. This assessment considered receivable aging, contractual payment and reconciliation terms, the status of outstanding reconciliations, historical collection and credit-loss experience, counterparty creditworthiness, current payment trends and other reasonable and supportable information relevant to expected collectability.

Although collection activity improved, certain balances remained outstanding for an extended period and certain reconciliations remained unresolved. Based on our assessment of the remaining balances and their expected collectability, our allowance for credit losses was $1,882,457 as of September 30, 2026. We continue to pursue collection of the outstanding receivables and will reassess the allowance at each reporting date based on payments received, the aging of remaining balances, progress on outstanding reconciliations and other relevant facts and circumstances, adjusting the allowance as appropriate.

Other receivables, net

Other receivables, net, decreased by $1,798,067 to $1,669,747 as of September 30, 2026, from $3,467,814 as of December 31, 2025. The decrease primarily reflected a $3,203,626 reduction in deferred administrative surplus receivables, net, comprising a $3,124,995 increase in the related allowance for credit losses and a $78,631 decrease in the gross receivable balance. Deferred administrative surplus receivables had a net carrying amount of zero as of September 30, 2026.

This reduction was partially offset by a $1,213,184 increase in receivables from a TPA and a $192,375 increase in other miscellaneous receivables. The TPA receivable arose from fees payable to us that the TPA erroneously remitted to an unrelated third party.

Software

As of September 30, 2026, the balance of software increased by $1,617,891 to $8,148,785, from $6,530,894 as of December 31, 2025. This increase was mainly attributable to a $2,620,425 investment in software development, partially offset by a $1,002,534 increase in accumulated amortization for the nine months ended September 30, 2026.

Total liabilities

As of September 30, 2026, the balance of total liabilities increased by $9,175,935 to $15,153,831, from $5,977,896 as of December 31, 2025. This increase was mainly attributable to the promissory convertible note issued to Yorkville in connection with the first Pre-Paid Advance under the SEPA.

Total stockholders’ equity

As of September 30, 2026, the balance of total stockholders’ equity decreased by $4,232,942 to $12,879,123, from $17,112,065 as of December 31, 2025. This decrease was mainly attributable to a net loss of $11,205,942 for the nine months ended September 30, 2026, partially offset by $5,928,120 from the issuance of common stock in connection with PIPE financing, net of offering costs and placement agent fees, and $1,561,462 in stock-based compensation.

Comparison of Three months ended September 30, 2026 and 2025

Revenues

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	632,613	9.6%	1,389,604	16.4%	(756,991)	(54.5)%
Revenues from fees (SMR)	5,954,439	90.4%	7,100,489	83.6%	(1,146,050)	(16.1)%
Program and platform management fees	1,007,672	15.3%	7,100,489	83.6%	(6,092,817)	(85.8)%
Self-funded plan administration fee	4,946,767	75.1%	—	—%	4,946,767	NM
Total revenues	6,587,052	100.0%	8,490,093	100.0%	(1,903,041)	(22.4)%

“NM” denotes that the percentage change is not meaningful.

Total revenues for the three months ended September 30, 2026 were $6.6 million, a decrease of 22.4% from $8.5 million in the same period of 2025. The decrease in revenue primarily reflected delays in the commencement of certain new policies associated with the transition to a new carrier. The new carrier’s different underwriting criteria and procedures required additional underwriting and approval before certain new policies could be bound and become effective. These requirements temporarily extended processing times for new business, resulting in fewer new clients being onboarded during the reporting period than in the comparative period. For these new policies, revenue recognition did not begin until the applicable contractual requirements were satisfied and the policies became effective, consistent with our revenue recognition policy. Accordingly, the principal revenue effect of the transition was a timing impact on the commencement of certain new policies.

The new carrier was onboarded during the second quarter of 2026, and transfers of existing in-force policies from the prior carrier to the new carrier were substantially completed as of September 30, 2026. The portfolio transfers did not interrupt employer coverage or change the policies’ existing contractual expiration dates. Upon each transfer, the new carrier assumed the applicable carrier responsibilities, while we continued to provide our contracted services and retained an enforceable right to consideration for those services over the remaining policy terms under the applicable contractual arrangements. Revenue from existing in-force policies continued to be recognized over the applicable policy terms, with no material reduction or delay attributable solely to the portfolio transfers.

The portfolio transfers required additional administrative coordination among us, the carriers and the applicable third-party administrators, including reconciliations of premiums, enrollment information, claims and other amounts. These procedures affected the timing of certain carrier settlements and receivable collections but did not cause us to suspend or defer revenue recognition, or reverse previously recognized revenue, for services provided under existing in-force policies.

Although the services provided by SMR and ICE are delivered as an interdependent and integrated solution and we evaluate their performance based on the total revenues generated, we provide the following breakdown for transparency. Revenues from underwriting modeling generated from ICE decreased by $0.8 million to $0.6 million, and revenues from fees generated from SMR decreased by $1.1 million to $6.0 million.

The period-to-period percentage decline in revenues from underwriting modeling was larger than the decrease in revenues from fees, as SMR launched the pre-designed self-funded plan administration services effective on January 1, 2026. SMR enhances its services to offer pre-designed self-funded plans to employers, leveraging years of experience selecting and managing the vendors that are essential to the plan. This new service model provides employers with more streamlined, differentiated and flexible self-funded plan arrangements.

Cost of revenues

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	3,524,692	53.5%	3,346,277	39.4%	178,415	14.1%

Cost of revenues increased by $0.2 million to $3.5 million for the three months ended September 30, 2026, from $3.3 million for the three months ended September 30, 2025. As a percentage of revenue, cost of revenues increased to 53.5% for the three months ended September 30, 2026, from 39.4% for the same period in 2025.

The increase was primarily attributable to costs of plan administrative services provided by the TPA and other vendors assigned to each TPA, as we continued to enhance our services and launched the pre-designed plan offerings in January 2026, which gave rise to the related plan administrative costs.

Sales and marketing expenses

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	2,061,695	31.3%	962,567	11.3%	1,099,128	20.0%

Sales and marketing expenses were $2.1 million for the three months ended September 30, 2026, compared to $1.0 million for the three months ended September 30, 2025. As a percentage of revenue, sales and marketing expenses increased to 31.3% for the three months ended September 30, 2026, compared to 11.3% for the same period in 2025, primarily due to the increase in sales distribution fees with agencies, which drives revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	581,265	8.8%	1,260,832	14.9%	(679,567)	(6.1)%
Administrative division	2,535,391	38.5%	2,195,164	25.8%	340,227	12.7%
Total General and administrative expenses	3,116,656	47.3%	3,455,996	40.7%	(339,340)	6.6%

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

General and administrative expenses decreased by $0.3 million to $3.1 million for the three months ended September 30, 2026, from $3.4 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower operations division personnel costs resulting from workforce optimization initiatives. As a percentage of revenue, general and administrative expenses increased to 47.3% for the three months ended September 30, 2026, from 40.7% for the same period in 2025, primarily reflecting decreased revenue due to delays in the commencement of certain new policies associated with the transition to a new carrier.

Provision for credit losses

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for credit losses	5,337,768	81.1%	(4,089)	(0.0)%	5,341,857	81.1%

Provision for credit losses increased to $5.3 million for the three months ended September 30, 2026, from negative $4,089 for the same period in 2025. The increase was primarily attributable to credit loss expenses of $2.4 million related to deferred administrative surplus receivables, $1.9 million related to accounts receivable, and $0.9 million related to a loan receivable, resulting from management’s updated assessment of their collectability. We also recognized $0.1 million of credit loss expense related to certain other receivables.

The provision related to deferred administrative surplus receivables reflected management’s updated assessment of expected collections based on collection activity and the status of the reconciliation process associated with the 2025 Purchase. The provision related to accounts receivable reflected management’s updated assessment of collectability based on the ongoing reconciliation and collection process following the transition to a new carrier, during which collection activity improved. The provision related to the loan receivable reflected management’s updated assessment of the borrower’s repayment capacity.

Research and development expenses

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	938,564	14.2%	235,819	2.8%	702,745	11.4%

Research and development expenses increased by $0.7 million to $0.9 million for the three months ended September 30, 2026, from $0.2 million for the three months ended September 30, 2025. As a percentage of revenue, research and development expenses increased to 14.2% for the three months ended September 30, 2026, from 2.8% for the same period in 2025.

The increase was primarily attributable to our continued investment in technology development, driven by higher personnel costs as we expanded the development team. During the three months ended September 30, 2026, our IT remained focused on developing new functionalities and features for our next-generation platform and new AI-powered platform for the planned program offering.

(Loss) income before income taxes

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(Loss) income before income taxes	(9,254,128)	(140.5)%	600,222	7.0%	(9,854,350)	(147.5)%

Income before income taxes decreased by $9.9 million to a loss of $9.3 million for the three months ended September 30, 2026, from income of $0.6 million for the three months ended September 30, 2025. This decrease was primarily attributable to increased provisions for credit losses resulting from management’s updated assessment of expected credit losses, decreased revenue reflected delays in the commencement of certain new policies associated with the transition to a new carrier, increased investment in sales, marketing and technology to support long-term growth and financing transaction costs associated with the issuance of the Convertible Notes and SEPA.

Income tax benefit (expense)

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income tax benefit (expense)	2,147,653	32.6%	(148,046)	(1.7)%	2,295,699	34.3%

Provision for income taxes decreased by $2.3 million to an income tax benefit of $2.2 million for the three months ended September 30, 2026, from an income tax expense of $0.1 million for the three months ended September 30, 2025. The decrease in provision for income taxes was primarily attributable to increased provisions for credit losses resulting from management’s updated assessment of expected credit losses, decreased revenue reflected delays in the commencement of certain new policies associated with the transition to a new carrier, increased investment in sales, marketing and technology to support long-term growth and financing transaction costs associated with the issuance of the Convertible Notes and SEPA.

Adjusted EBITDA

	Three months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	(3,932,017)	(59.7)%	999,056	11.8%	(4,931,073)	(71.5)%

Adjusted EBITDA decreased by $4.9 million to negative $3.9 million for the three months ended September 30, 2026, from $1.0 million for the three months ended September 30, 2025. As a percentage of revenue, adjusted EBITDA decreased to negative 59.7% for the three months ended September 30, 2026, from 11.8% for the same period in 2025. The decrease in adjusted EBITDA was primarily attributable to increased provisions for credit losses resulting from management’s updated assessment of expected credit losses, decreased revenue reflected delays in the commencement of certain new policies associated with the transition to a new carrier, increased investment in sales, marketing and technology to support long-term growth and financing transaction costs associated with the issuance of the Convertible Notes and SEPA.

Comparison of Nine Months Ended September 30, 2026 and 2025

Revenues

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenues from underwriting modeling (ICE)	3,374,074	14.4%	5,832,164	22.6%	(2,458,090)	(42.1)%
Revenues from fees (SMR)	20,041,244	85.6%	19,986,762	77.4%	54,482	0.3%
Program and platform management fees	5,683,574	24.3%	19,986,762	77.4%	(14,303,188)	(71.6)%
Self-funded plan administration fee	14,357,670	61.3%	—	—%	14,357,670	NM
Total revenues	23,415,318	100.0%	25,818,926	100.0%	(2,403,608)	(9.3)%

“NM” denotes that the percentage change is not meaningful.

Total revenues for the nine months ended September 30, 2026 reached $23.4 million, down 9.3% from $25.8 million in the same period of 2025. The decrease in revenue primarily reflected delays in the commencement of certain new policies associated with the transition to a new carrier. The new carrier’s different underwriting criteria and procedures required additional underwriting and approval before certain new policies could be bound and become effective. These requirements temporarily extended processing times for new business, resulting in fewer new clients being onboarded during the reporting period than in the comparative period. For these new policies, revenue recognition did not begin until the applicable contractual requirements were satisfied and the policies became effective, consistent with our revenue recognition policy. Accordingly, the principal revenue effect of the transition was a timing impact on the commencement of certain new policies.

The new carrier was onboarded during the second quarter of 2026, and transfers of existing in-force policies from the prior carrier to the new carrier were substantially completed as of September 30, 2026. The portfolio transfers did not interrupt employer coverage or change the policies’ existing contractual expiration dates. Upon each transfer, the new carrier assumed the applicable carrier responsibilities, while we continued to provide our contracted services and retained an enforceable right to consideration for those services over the remaining policy terms under the applicable contractual arrangements. Revenue from existing in-force policies continued to be recognized over the applicable policy terms, with no material reduction or delay attributable solely to the portfolio transfers.

The portfolio transfers required additional administrative coordination among us, the carriers and the applicable third-party administrators, including reconciliations of premiums, enrollment information, claims and other amounts. These procedures affected the timing of certain carrier settlements and receivable collections but did not cause us to suspend or defer revenue recognition, or reverse previously recognized revenue, for services provided under existing in-force policies.

Although the services provided by SMR and ICE are delivered as an interdependent and integrated solution and we evaluate their performance based on the total revenues generated, we provide the following breakdown for transparency. While revenues from underwriting modeling generated from ICE decreased by $2.5 million to $3.4 million, this decline was partially offset by a $0.1 million increase in revenues from fees generated from SMR, resulting in a net decrease of $2.4 million in total revenues from the integrated solution.

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

Cost of revenues

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Cost of revenues	11,921,066	50.9%	9,009,841	34.9%	2,911,225	16.0%

Cost of revenues increased by $2.9 million to $11.9 million for the nine months ended September 30, 2026, from $9.0 million for the nine months ended September 30, 2025. As a percentage of revenue, cost of revenues increased to 50.9% for the nine months ended September 30, 2026, from 34.9% for the same period in 2025.

The increase was primarily attributable to costs of plan administrative services provided by the TPA and other vendors assigned to each TPA, as we continued to enhance our services and launched the pre-designed plan offerings in January 2026, which gave rise to the related plan administrative costs.

Sales and marketing expenses

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Sales and marketing expenses	6,569,185	28.1%	3,279,560	12.7%	3,289,625	15.4%

Sales and marketing expenses were $6.6 million for the nine months ended September 30, 2026, doubled compared to $3.3 million for the nine months ended September 30, 2025. As a percentage of revenue, sales and marketing expenses increased to 28.1% for the nine months ended September 30, 2026, compared to 12.7% for the same period in 2025, primarily due to the increase in sales distribution fees with agencies, which drives revenue growth without the need for a large in-house sales force.

General and administrative expenses

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
General and administrative expenses:
Operations division	2,571,518	11.0%	4,047,296	15.7%	(1,475,778)	(4.7)%
Administrative division	7,532,971	32.2%	6,424,928	24.9%	1,108,043	7.3%
Total General and administrative expenses	10,104,489	43.2%	10,472,224	40.6%	(367,735)	2.6%

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

General and administrative expenses decreased by $0.4 million to $10.1 million for the nine months ended September 30, 2026, from $10.5 million for the nine months ended September 30, 2025. The decrease reflected a $1.5 million reduction in operations division expenses primarily due to lower personnel costs resulting from workforce optimization initiatives, partially offset by a $1.1 million increase in administrative division expenses primarily due to higher stock-based compensation expense. As a percentage of revenue, general and administrative expenses increased to 43.2% for the nine months ended September 30, 2026, from 40.6% for the same period in 2025, primarily reflecting decreased revenue due to delays in the commencement of certain new policies associated with the transition to a new carrier.

Provision for credit losses

	Nine months ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Provision for credit losses	6,074,587	25.8%	1,901	0.0%	6,072,686	25.8%

Provision for credit losses increased to $6.1 million for the nine months ended September 30, 2026, from $1,901 for the same period in 2025. The increase was primarily attributable to credit loss expenses of $3.1 million related to deferred administrative surplus receivables, $1.9 million related to accounts receivable, and $0.9 million related to a loan receivable, resulting from management’s updated assessment of their collectability. We also recognized $0.2 million of credit loss expense related to certain other receivables.

The provision related to deferred administrative surplus receivables reflected management’s updated assessment of expected collections based on collection activity and the status of the reconciliation process associated with the 2025 Purchase. The provision related to accounts receivable reflected management’s updated assessment of collectability based on the ongoing reconciliation and collection process following the transition to a new carrier, during which collection activity improved. The provision related to the loan receivable reflected management’s updated assessment of the borrower’s repayment capacity.

Research and development expenses

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Research and development expenses	2,734,770	11.7%	1,356,149	5.3%	1,378,621	6.4%

Research and development expenses increased by $1.3 million to $2.7 million for the nine months ended September 30, 2026, from $1.4 million for the nine months ended September 30, 2025. As a percentage of revenue, research and development expenses increased to 11.7% for the nine months ended September 30, 2026, from 5.3% for the same period in 2025.

The increase was primarily attributable to our continued investment in technology development, driven by higher personnel costs as we expanded the development team.

As development activities progressed during the nine months ended September 30, 2026, our efforts were directed toward gathering business requirements, identifying necessary features, and evaluating alternatives, activities that did not meet the criteria for capitalization. Accordingly, the personnel-related costs capitalized for software development decreased by $0.5 million to $1.0 million for the nine months ended September 30, 2026, from $1.5 million for the same period in 2025. During the nine months ended September 30, 2026, our IT team remained focused on developing new functionalities and features for our next-generation platform and new AI-powered platform for the planned program offering.

(Loss) income before income taxes

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(Loss) income before income taxes	(14,643,552)	(62.5)%	2,117,913	8.2%	(16,761,465)	(70.7)%

Income before income taxes decreased by $16.7 million to a loss of $14.6 million for the nine months ended September 30, 2026, from income of $2.1 million for the nine months ended September 30, 2025. This decrease was primarily attributable to increased provisions for credit losses resulting from management’s updated assessment of expected credit losses, decreased revenue reflected delays in the commencement of certain new policies associated with the transition to a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, increased investment in sales, marketing and technology to support long-term growth and financing transaction costs associated with the issuance of the Convertible Notes and SEPA.

Income tax benefit (expense)

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Income tax benefit (expense)	3,437,610	14.6%	(536,514)	(2.1)%	3,974,124	16.7%

Provision for income taxes decreased by $3.9 million to an income tax benefit of $3.4 million for the nine months ended September 30, 2026, from an income tax expense of $0.5 million for the nine months ended September 30, 2025. The decrease in provision for income taxes was primarily attributable to increased provisions for credit losses resulting from management’s updated assessment of expected credit losses, decreased revenue reflected delays in the commencement of certain new policies associated with the transition to a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, increased investment in sales, marketing and technology to support long-term growth and financing transaction costs associated with the issuance of the Convertible Notes and SEPA.

Adjusted EBITDA

	Nine Months Ended September 30,
	2026		2025		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Adjusted EBITDA	(6,553,609)	(28.0)%	3,796,283	14.7%	(10,349,892)	(42.7)%

Adjusted EBITDA decreased by $10.3 million to negative $6.5 million for the nine months ended September 30, 2026, from $3.8 million for the nine months ended September 30, 2025. As a percentage of revenue, adjusted EBITDA decreased to negative 28.0% for the nine months ended September 30, 2026, from 14.7% for the same period in 2025. The decrease in adjusted EBITDA was primarily attributable to increased provisions for credit losses resulting from management’s updated assessment of expected credit losses, decreased revenue reflected delays in the commencement of certain new policies associated with the transition to a new carrier, the plan administrative service costs associated with the pre-designed self-funded plan administration services launched in January 2026, increased investment in sales, marketing and technology to support long-term growth and financing transaction costs associated with the issuance of the Convertible Notes and SEPA.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily through cash generated from operating activities, our IPO completed in December 2024, our PIPE financing completed in March 2026 and our issuance of the promissory convertible note in 2026.

Our cash and cash equivalents as of September 30, 2026 were held in order to fund our working capital needs. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing minimal returns.

Our anticipated cash requirements include working capital needs, software development costs and scheduled payments on the Convertible Notes, including principal, accrued interest and applicable payment premiums. While the Convertible Notes remain outstanding, net proceeds from sales of Class A common stock under the SEPA are required to be applied toward repayment of the Convertible Notes, subject to the applicable terms and conditions of the SEPA and the Convertible Notes, unless otherwise agreed by Yorkville. In November 2026, we received $2.85 million in net proceeds from the issuance of the Second Convertible Note, with scheduled repayments beginning in October 2027. Our other contractual cash requirements include the remaining $100,000 SEPA commitment fee, payable by February 2027. See Notes 7, 8 and 11 to the consolidated financial statements.

In assessing our liquidity, management considered our existing cash reserves, anticipated operating cash flows and expenditures, scheduled repayments of the Convertible Notes and expected financing sources, including planned sales under the SEPA and the required application of those proceeds to debt repayment. This assessment also incorporates our current sales plans and assumptions regarding the conversion of sales pipeline opportunities and prospective clients into revenue and cash receipts. These projections involve estimates and assumptions regarding future operating performance and the availability and timing of financing, and actual results may differ from our expectations.

Based on this assessment, we currently expect to have sufficient liquidity to fund our operations and meet our obligations as they become due for at least twelve months from the date of this Quarterly Report on Form 10-Q.

Summary of Cash Flows

	Nine Months Ended September 30,
	2026	2025
Cash (used in) provided by:
Operating activities	$(7,277,043)	$2,682,602
Investing activities	(1,801,287)	(2,358,213)
Financing activities	11,535,813	(150,024)
Increase in cash and cash equivalents	$2,457,483	$174,365

Operating Activities

Net cash used in operating activities was $7.3 million for the nine months ended September 30, 2026, compared to $2.7 million of net cash provided by operating activities for the same period in 2025. This shift was primarily due to the net loss in the nine months ended September 30, 2026, compared to net income in the same period in 2025.

Cash used in operating activities for the nine months ended September 30, 2026, principally resulted from a net loss of $11.2 million, offset by $7.0 million in adjustments for non-cash items primarily related to amortization, deferred tax benefit, stock-based compensation expense, provision for credit losses on other receivables and loans receivable, bad debt expense, provision for refund liability and financing transaction costs. This also included $3.1 million of cash used to fund changes in working capital, including an increase in accounts receivable of $4.3 million, an increase in other receivables of $1.2 million, a decrease in prepaid expenses and other assets of $1.0 million, an increase in accounts payable and accrued expenses of $2.7 million and a decrease in other current liabilities of $1.4 million.

Cash provided by operating activities for the nine months ended September 30, 2025, principally resulted from our net income of $1.6 million, $4.3 million in adjustments for non-cash items primarily related to amortization, provision for refund liability and stock-based compensation expense, and offset by $3.2 million of cash used to fund changes in working capital, including a decrease in accounts receivable of $0.8 million, an increase in other receivables of $3.4 million, an increase in prepaid expenses and other current assets of $0.9 million, an increase in accounts payable and accrued expenses of $2.0 million, a decrease in income taxes payable of $0.2 million and a decrease in other current liabilities of $1.5 million.

Investing Activities

Cash used in investing activities decreased by $0.6 million to $1.8 million for the nine months ended September 30, 2026, compared to $2.4 million for the same period in 2025. The decrease was partially attributable to the timing of payments for capitalized software development costs. The primary use of cash in investing activities for the nine months ended September 30, 2026 and 2025 were both related to the development of our proprietary AI-enabled platform, reflecting our continued investment in enhancing our technology platforms.

Financing Activities

Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2026, compared to $0.2 million of net cash used in financing activities for the same period in 2025. The increase was primarily attributable to proceeds from the issuance of Class A Common Stock in connection with our PIPE financing of $6.4 million and proceeds from the issuance of convertible notes, net of discount, of $6.7 million, partially offset by payments of deferred offering costs of $0.5 million, payments of financing costs related to the SEPA and convertible notes of $0.6 million and taxes paid related to net share settlement of equity awards of $0.5 million. For the nine months ended September 30, 2025, the primary use of cash in financing activity was related to the payments of deferred offering cost for our public offering.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our non-cancellable lease for our office and the First Convertible Note. The following table summarizes the contractual obligations as of September 30, 2026. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	88,240	88,240	—	—	—
The First Convertible Note principal	7,000,000	6,949,000	51,000	—	—
The First Convertible Note interest	398,156	397,789	367	—	—
The First Convertible Note payment premium	280,000	277,960	2,040	—	—
SEPA commitment fee	100,000	100,000	—	—	—

The amounts presented for the First Convertible Note are based on the scheduled repayments, assuming no conversions. Yorkville may elect to convert all or a portion of the outstanding amounts into shares of Class A common stock, in which case the amounts converted would be settled in equity rather than cash. The payment premiums presented assume cash repayments and do not apply to repayments funded through SEPA Advances. Actual payments may differ from the amounts presented.

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

Fair Value Measurements of Convertible Notes and SEPA Derivative Liability

In connection with the SEPA entered into during the third quarter of 2026, we issued a Convertible Note containing embedded features that could require bifurcation and separate accounting. The Company elected the FVO under ASC 825 to measure the entire Convertible Note, including accrued and unpaid interest, at fair value. The SEPA is separately accounted for as a derivative liability under ASC 815. Both instruments are initially recognized at fair value and subsequently remeasured at each reporting date. Changes in the fair value of the Convertible Note are recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income. Changes in the fair value of the SEPA derivative liability are recognized in earnings.

We determine the fair values of these instruments with the assistance of an independent valuation specialist using a Monte Carlo simulation model that considers various potential settlement outcomes, including repayment, conversion, redemption and other contractual features. The valuation incorporates our stock price, equity volatility, risk-adjusted discount rates and management’s assessment of the probability of future equity issuances that could trigger a down-round adjustment. The down-round probability represents a significant unobservable input.

These fair value measurements require significant judgment, particularly in assessing potential future financing events and settlement scenarios. Changes in market conditions and valuation assumptions could result in changes in the estimated fair values of these instruments and affect our financial position and results of operations.

As of September 30, 2026, the fair values of the Convertible Note and SEPA derivative liability were $6,639,108 and $82,629, respectively. See Notes 7, 8 and 10 to the unaudited consolidated financial statements for additional information.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, we are assessing the potential impact of this guidance on our consolidated financial statement disclosures.

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

In December 2025, the FASB issued ASU 2025-12 Codification Improvements (“ASU 2025-12”). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification (“Codification”) and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. Currently, we are assessing the potential impact of this guidance on our consolidated financial statement disclosures.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Exchange Listing

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

On October 12, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) indicating that, for the last thirty (30) consecutive business days, the closing bid price for the Class A Common Stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “bid price requirement”). The letter has no immediate effect on the listing or trading of the Class A Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until April 12, 2027, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with the bid price requirement if at any time before April 12, 2027, the bid price of the Class A Common Stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. If the Company chooses to effect a reverse stock split to regain compliance, it must complete the split no later than ten (10) business days prior to April 12, 2027.

The Company intends to monitor the closing bid price of its Class A Common Stock and consider available options if its Class A Common Stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by April 12, 2027, which could include effecting a reverse stock split. If the Company does not regain compliance with Rule 5550(a)(2) by April 12, 2027, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide the Nasdaq Staff with written notice of its intention to cure the deficiency during the second compliance period, which may include, if necessary, effectuation of a reverse stock split. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq Staff’s determination to delist its securities. There can be no assurance that the Company will regain compliance with the bid price requirement, that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq Staff would grant the Company’s request for continued listing subsequent to any delisting notification. Should we fail to regain compliance with this continued listing requirement, our Class A Common Stock may be delisted and that could limit investors’ ability to make transactions in the Class A Common Stock and subject us to additional trading restrictions.

Risks Related to the Standby Equity Purchase Agreement

Substantial blocks of our Class A Common Stock may be sold into the market as a result of the convertible notes we sold or will sell to Yorkville or shares of Class A Common Stock we may sell to Yorkville, in each case, under the SEPA (as defined below), if not terminated and if and when available, which may cause the price of our Class A Common Stock to decline.

On August 12, 2026, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) and on August 18, 2026 signed the related Registration Rights Agreement with YA II PN, Ltd. (“Yorkville”). Subject to the terms and conditions set forth therein, Yorkville agreed to advance to us up to $15.0 million in Pre-Paid Advances, less certain amounts, paid in up to three tranches, in exchange for our issuance to Yorkville of convertible promissory notes (each, a “Convertible Note” and, collectively, the “Convertible Notes”) as described below. On August 18, 2026, Yorkville disbursed the first tranche of the Pre-Paid Advances, in the amount of $6,650,000 after accounting for a 5% purchase discount, to us. In exchange, we issued Yorkville a First Convertible Note for the principal amount of $7 million. On November 2, 2026, Yorkville disbursed the second tranche of the Pre-Paid Advances, in the amount of $2,850,000 after accounting for a 5% purchase discount, to us. In exchange, we issued Yorkville a Second Convertible Note for the principal amount of $3 million. A third tranche of the Pre-Paid Advances in the net amount of up to $4,750,000, if requested by the Company and agreed upon in writing by Yorkville in its sole and absolute discretion, shall take place on such date as is mutually agreed to by the Company and Yorkville and be in a principal amount of up to $5,000,000. Yorkville may convert all or any portion of the outstanding principal amount, accrued and unpaid interest and other amounts outstanding under the Convertible Notes we issue it into shares of Class A Common Stock, at any time and from time to time during the term of the Convertible Notes, at a fixed conversion price of $1.5735 per share, subject to a 4.99% beneficial ownership limitation as between Yorkville and its affiliates, an Exchange Cap (as defined and described below), certain anti-dilution and price-adjustment provisions and a floor price of $0.204 per share.

Under the SEPA, we also have the right to sell to Yorkville an additional up to $20.0 million of shares of our Class A Common Stock in the form of one or more Advances, subject to certain limitations and conditions. Sales of our shares of Class A Common Stock to Yorkville as Advances under the SEPA, and the timing of any such sales, are at our complete discretion and we are under no obligation to sell any shares of Class A Common Stock to Yorkville under the SEPA.

The price of our Class A Common Stock could decline if there are substantial sales of shares of our Class A Common Stock, if there is a large number of shares of our Class A Common Stock available for sale, or if there is the perception that these sales could occur.

Any issuance of shares of Class A Common Stock pursuant to the SEPA, if not terminated and if and when available, whether upon conversion by Yorkville of a Convertible Note or upon issuance of Class A Common Stock in the form of an Advance, will dilute the percentage ownership of our stockholders and may dilute the per share projected earnings (if any) or book value of our Class A Common Stock. Sales of a substantial number of shares of our Class A Common Stock in the public market or other issuances of shares of our Class A Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Class A Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Class A Common Stock we will issue pursuant to the SEPA, if not terminated and if and when available, at any one time or in total, is uncertain.

Subject to certain conditions in the SEPA, if not terminated and if and when available, and subject to compliance with applicable law, we have issued Convertible Notes to Yorkville, which may be converted into shares of our Class A Common Stock at any time and from time to time during the term of the Convertible Notes, subject to certain exceptions, and we may also issue additional shares of our Class A Common Stock to Yorkville in connection with Advances under the SEPA. The number of shares of Class A Common Stock that are issued to Yorkville will fluctuate based on a number of factors, including, among other things, the market price of our Class A Common Stock, which has historically fluctuated significantly and may continue to do so in the future. It is not possible at this stage to predict the number of shares of Class A Common Stock that will be ultimately issued pursuant to the SEPA, if not terminated and if and when available.

Outstanding amounts under the SEPA, if not terminated and if and when available, will make us more vulnerable to downturns in our financial condition, and any shares of Class A Common Stock we issue under the SEPA, if not terminated and if and when available, will further dilute our stockholders.

As of the date of this Quarterly Report on Form 10-Q, the principal amount of $9,750,000 is outstanding under the convertible notes issued pursuant to the SEPA, and there may be additional amounts outstanding under the SEPA in the future. If our cash flow from operations is insufficient to meet our payments under the SEPA, which pursuant to the terms of the SEPA are to be paid in monthly installments with a 4% premium, or if we are unable to offset amounts outstanding under the SEPA with the issuance of shares of Class A Common Stock, we would incur an event of default under the SEPA, in which case, all outstanding amounts would be immediately due and payable. Any debt we incur from Yorkville or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements or we incur an event of default, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

In addition, any shares of Class A Common Stock that we issue to Yorkville under the SEPA, if not terminated and if and when available, will further dilute our current stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the three months ended September 30, 2026.

Period	(a) Total number of shares purchased and received (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of public announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 2026	80,026	$1.04	-	$-
August 2026	78,517	1.06	-	-
September 2026	101,859	0.89	-	-

(1)

During the three months ended September 30, 2026, all of the shares received were surrendered by employees to satisfy tax withholding obligations in connection with the net settlement of equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Election of New Director

On November 10, 2026, at the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”), the Company’s stockholders elected Tim Cortes as a member of the Board of Directors. Mr. Cortes previously served as Chief Technology Officer at Plug Power, Inc. (Nasdaq: PLUG) from March 2021 to June 2025 and as Vice President of Hydrogen Energy Systems at Plug Power from January 2015 to March 2021. The Board believes that Mr. Cortes’s technical expertise and business acumen as a leader in technology and product strategy qualify him to serve as a director of the Company. The Board has also appointed Mr. Cortes to the Audit Committee of the Board (the “Audit Committee”).

As a result of Mr. Cortes’ election to the Board and appointment to the Audit Committee, the Company has regained compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A), which among other things require, respectively, that a majority of the Board be comprised of “independent directors” under Nasdaq criteria and that the Audit Committee consist of at least three members meeting such independence criteria. As previously reported in a Current Report on Form 8-K filed with the SEC on October 16, 2026, on October 14, 2026, the Company received a letter from the Nasdaq Staff relating to the Company’s non-compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) as of such date as a result of the resignation of Sanjay Shrestha from the Board and the Audit Committee on August 10, 2026, as was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 13, 2026.

Amendment to Second Amended and Restated Articles of Incorporation

As was disclosed in a Current Report on Form 8-K filed with the SEC on November 12, 2026 (the “2026 Annual Meeting Results Form 8-K”), at the 2026 Annual Meeting, the Company’s stockholders approved, to be effective as of the same date, an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the total authorized shares of capital stock of the Company from 220,000,000 to 720,000,000, consisting of 650,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock and 20,000,000 shares of Series A Preferred Stock, $0.001 par value per share. The full results of the 2026 Annual Meeting are disclosed in the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2026.

Approval of Issuances Under the Standby Equity Purchase Agreement

As discussed above and as disclosed in a Current Report on Form 8-K filed by the Company with the SEC on November 6, 2026, on August 12, 2026, the Company entered into the SEPA and a related Registration Rights Agreement with Yorkville. On October 15, 2026, the Company satisfied the condition set forth in the SEPA which required that the Company have a registration statement under the Securities Act of 1933, as amended, declared effective by the SEC, registering for resale the shares of Class A Common Stock issued or issuable by the Company to Yorkville under the SEPA (the “SEPA Registration Statement”). The SEPA Registration Statement was filed on Form S-3 (File No. 333- 298758) and declared effective by the SEC on October 15, 2026.

Pursuant to the SEPA, in no event may we issue to Yorkville under the SEPA or otherwise, including under conversion of the Convertible Notes, collectively more than an Exchange Cap of 13,100,378 shares of Class A Common Stock (representing 19.99% of the aggregate number of Class A Common Stock and Class B Common Stock outstanding as of the date of entry into the SEPA) unless and until we received the requisite stockholder approval to issue shares of Class A Common Stock in excess thereof in accordance with applicable Nasdaq rules. On November 10, 2026, at the 2026 Annual Meeting, our stockholders approved, for purposes of complying with Nasdaq Listing Rules 5635(b) and 5635(d), the issuance of more than 20% of the Company’s issued and outstanding Class A Common Stock pursuant to the SEPA, including upon conversion of the Convertible Notes issued or issuable thereunder. The full results of the 2026 Annual Meeting are disclosed in the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2026.

Amendment to the Health In Tech, Inc. Equity Incentive Plan (2024)

As was disclosed in the 2026 Annual Meeting Results Form 8-K, at the 2026 Annual Meeting, the Company’s stockholders approved, to be effective as of the same date, an amendment to the Health In Tech, Inc. Equity Incentive Plan (2024), to increase the total number of shares of Class A Common Stock authorized for issuance pursuant to awards granted thereunder, including upon the exercise of incentive stock options, from 10,677,849 shares to 30,677,849 shares, and to increase the aggregate incentive stock option limit to 13,000,000 shares. The full results of the 2026 Annual Meeting are disclosed in the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2026. The Health In Tech, Inc. Equity Incentive Plan (2024), as amended, is filed herewith as Exhibit 10.8.

Appointment of Directors

On November 12, 2026, our Board of Directors appointed Sanjay Shrestha, our Chief Executive Officer, and Christina Rizopoulos Valauri as directors of the Company, effective immediately, with Ms. Valauri serving as an independent director.

Additional information regarding these appointments will be included in a Current Report on Form 8-K to be filed with the SEC.

(b) Not applicable.

(c)

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:

On September 15, 2026, Tim Johnson, the Executive Chairman of our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act, effective as of December 15, 2026. Mr. Johnson’s plan is for the sale of up to 200,000 shares of the Company’s Class A Common Stock, net of shares subject to withholding to satisfy applicable taxes. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold December 15, 2027.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2*	Certificate of Amendment to Second Amended and Restated Articles of Incorporation of Health In Tech, Inc.
3.2(2)	Third Amended and Restated Bylaws of Health In Tech, Inc.
10.8*	Health In Tech, Inc. Equity Incentive Plan (2024), as amended.
10.14*	Employment Agreement Between Health In Tech, Inc. and Sanjay Shrestha dated October 20, 2026.
10.15*	Health In Tech, Inc. Equity Incentive Plan Restricted Stock Award Agreement with Sanjay Shrestha dated October 20, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

(1)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Health In Tech, Inc.

Date: November 13, 2026	By:	/s/ Sanjay Shrestha
Sanjay Shrestha
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ LinLin Qian
LinLin Qian
Chief Financial Officer (Principal Financial and Accounting Officer)